Form 10-Q
period 1996-03-31
WHITE RIVER CORP
filed 1996-05-10
CIK 913338

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           _________________________


                                   FORM 10-Q


         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      or

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____


                       Commission File Number:  0-22604


                            WHITE RIVER CORPORATION
            (Exact name of registrant as specified in its charter)


        Delaware                                              93-1011071
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

777 Westchester Avenue, Suite 201,                              10604
    White Plains, New York                                    (Zip Code)
(Address of principal executive offices)

                                 (914) 251-0237
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

As of May 3, 1996, 4,880,189 shares of White River Corporation common stock, par value $0.01 per share, were outstanding.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Interim Statements of Financial Condition,
          March 31, 1996 (Unaudited), and December 31, 1995                 3

          Consolidated Interim Statements of Operations (Unaudited),
          Quarters Ended March 31, 1996, and 1995                           4

          Consolidated Interim Statements of Cash Flows (Unaudited),
          Quarters Ended March 31, 1996, and 1995                           5

          Notes to Consolidated Interim Financial Statements (Unaudited)    6


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7


PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                                11

  Item 2. Changes in Securities                                            11

  Item 3. Defaults Upon Senior Securities                                  11

  Item 4. Submission of Matters to a Vote of Security Holders              11

  Item 5. Other Information                                                11

  Item 6. Exhibits and Reports on Form 8-K                                 11


SIGNATURES                                                                 12

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CONSOLIDATED INTERIM STATEMENTS OF FINANCIAL CONDITION

- - ------------------------------------------------------------------------------
Dollars in thousands, except per share amounts  March 31, 1996   Dec. 31, 1995
- - ------------------------------------------------------------------------------
Assets                                            (Unaudited)
Cash and cash equivalents                          $   143,762       $ 139,245
Accounts receivable, net (reserves:  $1,381             12,622           9,899
 and $1,472)
Investment securities, at market value                  47,374          48,154
 (adjusted cost:  $35,356)
Other current assets                                     4,254           4,583
                                                   -----------       ---------
  Total current assets                                 208,012         201,881
Other investments, at adjusted cost (fair               28,103          28,103
 value:  $35,580 and $34,495)
Goodwill, net (accumulated amortization:                32,002          34,806
 $11,033 and $9,489)
Purchased software and equipment, net
 (accumulated amortization and
  depreciation:  $35,188 and $32,085)                   23,814          25,791
Other assets                                             5,982           6,174
                                                   -----------       ---------
  Total assets                                     $   297,913       $ 296,755
==============================================================================
Liabilities
Accounts payable and accrued expenses              $    23,352       $  21,197
Current portion of notes payable and other               7,899           7,660
 debt
Deferred revenues                                        6,597           5,063
Current portion of contract funding                      2,141           3,328
                                                   -----------       ---------
  Total current liabilities                             39,989          37,248
Notes payable and other debt                            26,201          27,220
Deferred income tax liability                           17,798          17,961
Other liabilities                                       15,025          12,790
                                                   -----------       ---------
  Total liabilities                                     99,013          95,219
                                                   -----------       ---------
Redeemable preferred stock                               8,305           8,275
                                                   -----------       ---------
Stockholders' equity
Series B, Participating Cumulative Preferred
 Stock - par value $1.00
  per share; 50,000 shares designated; none                 --              --
   issued
Common stock - par value $0.01 per share;
  62,500,000 shares authorized; 6,370,000                   64              64
   shares issued
Common paid-in surplus                                 199,936         199,936
Retained earnings                                       31,036          32,693
Net unrealized investment gains, net of tax              7,812           8,319
Common stock in treasury, at cost (1,480,730           (48,253)        (47,751)
 and 1,467,079 shares)
                                                   -----------       ---------
  Total stockholders' equity                           190,595         193,261
                                                   -----------       ---------
  Total liabilities, redeemable preferred          $   297,913       $ 296,755
   stock and stockholders' equity
==============================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                  (Unaudited)

- - --------------------------------------------------------------------------------
In thousands,                                           Quarter Ended March 31,
                                                      --------------------------
 except per share amounts                                  1996         1995
- - --------------------------------------------------------------------------------
Revenues
Insurance-related services                            $   31,369      $   28,010
Investment income                                          1,969           1,899
                                                      ----------      ----------
  Total revenues                                          33,338          29,909
                                                      ----------      ----------

Operating expenses
Compensation and benefits                                 14,205          13,054
Other operating expenses                                  16,865          16,794
                                                      ----------      ----------
  Total operating expenses                                31,070          29,848
                                                      ----------      ----------
    Operating income                                       2,268              61
                                                      ----------      ----------

Net investment gains
Net realized investment gains                                 --             367
Change in net unrealized investment gains and                 --           8,798
 losses
                                                      ----------      ----------
  Net investment gains                                        --           9,165
                                                      ----------      ----------

Interest expense                                           1,032           2,457
                                                      ----------      ----------

Pretax income                                              1,236           6,769
Income tax expense                                         2,744           3,111
                                                      ----------      ----------

Net income (loss)                                         (1,508)          3,658
Dividends and accretion on redeemable preferred              149             144
 stock
                                                      ----------      ----------
Net income (loss) applicable to common stock          $   (1,657)     $    3,514
                                                      ==========      ==========

Primary income (loss) per common share                $    (0.34)     $     0.64
Fully-diluted income (loss) per common share          $    (0.34)     $     0.62
================================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

           CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

- - ------------------------------------------------------------------------------
                                                       Quarter Ended March 31,
                                                    --------------------------
In thousands                                             1996           1995
- - ------------------------------------------------------------------------------
Net income (loss)                                   $    (1,508)    $    3,658
Adjustments to reconcile net income (loss) to
 net cash and cash equivalents provided from
  operations:
     Amortization and depreciation of purchased           3,511          3,600
      software and equipment
     Amortization of goodwill                             1,544          1,451
     Change in deferred revenues                          1,534          3,532
     Deferred income tax expense                          1,529          5,051
     Repayment of contract funding balances              (1,294)        (3,469)
     Net investment gains                                    --         (9,165)
     Other, net                                           2,144             43
                                                    -----------     ----------
Net cash and cash equivalents provided from               7,460          4,701
 operations
                                                    -----------     ----------
Cash flows provided from (used for) investing
 activities:
     Purchases of software and equipment                 (1,018)          (709)
     Proceeds from sales of investment                       --          8,413
      securities and other investments
     Other, net                                              18            555
                                                    -----------     ----------
Net cash and cash equivalents provided from              (1,000)         8,259
 (used for) investing activities
                                                    -----------     ----------
Cash flows used for financing activities:
     Principal payments on notes payable and             (5,824)        (1,707)
      other debt
     Proceeds from notes payable and other debt           4,500         40,000
     Purchases of treasury stock                           (501)        (5,580)
     Dividends paid on redeemable preferred stock          (118)          (118)
     Pledge of collateral relating to proceeds               --        (44,000)
      from notes payable and other debt
                                                    -----------     ----------
Net cash and cash equivalents used for financing         (1,943)       (11,405)
 activities
                                                    -----------     ----------
Net increase in cash and cash equivalents during          4,517          1,555
 period
Cash and cash equivalents balance at beginning          139,245         94,985
 of period
                                                    -----------     ----------
Cash and cash equivalents balance at end of         $   143,762     $   96,540
 period
==============================================================================
Supplemental information:
     Income taxes refunded                          $     2,371     $      324
     Interest paid                                  $     1,028     $    1,921
     Non-cash equipment financing                   $       544     $       --
==============================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (Unaudited)
NOTE 1.  ORGANIZATION

White River Corporation (together with its wholly-owned subsidiaries, unless the context requires otherwise, "White River" or, together with all of its subsidiaries, the "Company") commenced operations in its present form on September 24, 1993, concurrent with the purchase and other transfer of selected assets and the assumption of certain liabilities (collectively, the "Capitalization") from its former parent company, Fund American Enterprises Holdings, Inc., and certain of its subsidiaries (together, "Fund American"). On December 22, 1993, Fund American distributed (the "Distribution") approximately 75% of the outstanding shares of White River common stock, par value $0.01 per share (the "Common Stock"), to all holders of Fund American common stock.

Based upon the composition of its assets at the time of the Capitalization, White River met the definition of an investment company (an "Investment Company") under the Investment Company Act of 1940 (the "Investment Company Act"). In anticipation of the Distribution, White River submitted an application to the Securities and Exchange Commission (the "Commission") seeking exemptive relief from various provisions of the Investment Company Act. During December 1993, White River received from the Commission a temporary exemption from registering as an Investment Company for a period of up to two years. During October 1995, White River filed a report with the Commission which concluded that, based upon the composition of its assets, White River no longer met the definition of an Investment Company. Since the filing of such report, White River has conducted and intends to continue to conduct its business operations so as to avoid having to register as an Investment Company under the Investment Company Act.

During June 1994, White River completed its acquisition of a majority of the total outstanding common stock, par value $0.10 per share (the "InfoVest Common Stock"), of InfoVest Corporation (together with its subsidiaries, unless the context requires otherwise, "InfoVest"). InfoVest, through CCC Information Services Inc. and certain other subsidiaries, primarily provides: (i) vehicle valuation and collision estimating services and software for use by the insurance and automobile repair industries, and (ii) services which improve the handling and settling of automobile damage claims. As of March 31, 1996, White River held: (i) approximately 52% of the total outstanding InfoVest Common Stock and (ii) InfoVest preferred stock (the "InfoVest Preferred Stock") with a liquidation value of $33.6 million including accrued dividends.

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of White River and its subsidiaries, including those of InfoVest. The consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). All significant intercompany balances have been eliminated in consolidation. The consolidated interim financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary by management to fairly present the financial condition, results of operations and cash flows of the Company. Certain prior period balances have been reclassified to conform to current financial statement presentation. Notwithstanding the foregoing, these consolidated interim financial statements may not be indicative of financial results for the full year.

                     WHITE RIVER CORPORATION SUBSIDIARIES

Such consolidated interim financial statements should be read in conjunction with White River's 1995 Annual Report to Stockholders and Form 10-K.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as well as the disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates also have a pervasive affect upon the reported amounts of revenues and expenses reflected in the consolidated interim statements of operations. Actual results could differ from these estimates.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes standards of financial accounting and reporting for the impairment of long-lived assets, certain identifiable intangibles and related goodwill. Under the provisions of SFAS No. 121, companies are required to review such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. White River adopted SFAS No. 121 effective January 1, 1996; such adoption had no effect upon the financial condition or operating results of the Company for the quarter ended March 31, 1996.

NOTE 3.  INCOME (LOSS) PER COMMON SHARE

The calculation of primary income (loss) per common share is computed by dividing net income (loss) applicable to common stock for the quarters ended March 31, 1996, and 1995, by the weighted average number of outstanding shares of Common Stock for such periods, which was 4.9 million and 5.5 million shares, respectively. The calculation of fully-diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stock for the quarters ended March 31, 1996, and 1995, by the sum of the weighted average number of outstanding shares of Common Stock and potentially dilutive securities for such periods, which was 4.9 million and 5.7 million shares, respectively. No dividends were declared on shares of Common Stock during such periods.

NOTE 4.  INCOME TAXES

The Company's effective tax rate of 222.0% and 46.0% for the quarters ended March 31, 1996, and 1995, respectively, exceed the Federal statutory tax rate of 35.0% due primarily to the effects of the amortization of goodwill and the undistributed earnings and accretion of preferred stock relating to InfoVest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - As of March 31, 1996, and December 31, 1995

Book value per common and common equivalent share decreased $0.39, or 1.0%, to $38.62 at March 31, 1996, from $39.01 at December 31, 1995.

Cash and cash equivalents as of March 31, 1996, totalled $143.8 million, as compared to $139.2 million as of December 31, 1995. Substantially all of the cash and cash equivalent balances as of March 31, 1996, and

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

December 31, 1995, were deposited with several major banking institutions in interest-bearing accounts with maturities of six days or less. As of March 31, 1996, such deposits earned a weighted average interest rate of 5.1% per annum, as compared to 5.4% per annum as of December 31, 1995. The White River board of directors (the "White River Board") continues to consider the level of capital available to White River in light of its current operating needs and the prospects for the acquisition of additional operating businesses. If, as the result of such analysis, it is determined that stockholder value would best be enhanced through the return of capital to stockholders, White River may distribute to stockholders, through share repurchases or other means approved by the White River Board, funds which the White River Board concludes are in excess of the current and projected capital needs of White River.

Results of Operations -- Quarters Ended March 31, 1996, and 1995

The Company reported a net loss applicable to common stock of $1.7 million, or $0.34 per fully-diluted common share, for the quarter ended March 31, 1996, as compared to net income of $3.5 million, or $0.62 per fully-diluted common share, for the quarter ended March 31, 1995. The 1996 results reflect pretax operating income of $2.3 million as compared to $0.1 million for the same period in 1995. Due to the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during the third quarter of 1995, pretax unrealized net investment losses of $0.8 million which arose during the first quarter of 1996 were recorded net of tax as a separate component of stockholders' equity. Additionally, pretax unrealized net investment gains of $1.1 million relating to changes in the value of White River's portfolio of other investments during the quarter ended March 31, 1996, were not recognized. The 1995 results include pretax net investment gains of $9.2 million relating primarily to unrealized gains recorded in White River's other investment portfolio.

White River's investment income totalled $2.0 million for the quarter ended March 31, 1996, as compared to $1.9 million for the quarter ended March 31, 1995.

Insurance-Related Services

InfoVest's revenues from insurance-related services increased $3.4 million, or 12.0%, to $31.4 million for the quarter ended March 31, 1996, from $28.0 million for the same period last year. This improvement was due primarily to new customers for InfoVest's collision estimating software and network communications products, as well as increased transaction volume with existing network customers.

On a stand-alone basis, InfoVest reported net income of $2.6 million for the quarter ended March 31, 1996, as compared to $0.9 million for the same period in 1995. White River's adjustment of goodwill and purchased software reduced InfoVest's reported net income by approximately $3.5 million and $2.1 million during the quarters ended March 31, 1996, and 1995, respectively. The 1996 adjustment includes income tax benefits of $1.2 million which were recorded by InfoVest and which were reflected in consolidation by White River as a reduction of goodwill.

As previously disclosed, InfoVest was involved in litigation with MacLean Hunter Market Reports, Inc. ("MacLean Hunter") and certain licensees of the MacLean Hunter data concerning certain claims including

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

alleged copyright infringement. During December 1995, InfoVest had conditionally agreed to a settlement structure that would resolve all outstanding disputes between these parties. During April 1996, all conditions precedent to the settlement agreement were satisfied, accordingly, all issues arising out of the litigation between the parties have been fully and finally settled and each civil action has been dismissed with prejudice. The final settlement amounts, including related expenses, approximated the $4.5 million pretax charge taken during 1995 in connection with this litigation.

Operating Expenses

Compensation and benefits increased 8.8%, to $14.2 million for the quarter ended March 31, 1996, as compared to $13.1 million for the same period in 1995. The 1996 results reflect a $0.4 million reduction in White River's provision for stock-based incentive awards, which was primarily due to changes in the market value of Common Stock during such periods.

Other operating expenses increased 0.4%, to $16.9 million for the quarter ended March 31, 1996, as compared to $16.8 million for the same period in 1995. The nominal growth in operating expenses during the first quarter of 1996 is attributable to effective cost containment initiatives which, among other things, have resulted in reduced personnel procurement expenses.

Interest Expense

Interest expense totalled $1.0 million for the quarter ended March 31, 1996, as compared to $2.5 million for the same period in 1995. Such decrease is due primarily to the repayment of balances due under the credit agreement between White River and Fund American and lower outstanding contract funding balances.

Liquidity and Capital Resources

White River

As of March 31, 1996, the Company had consolidated cash and cash equivalents of $143.8 million, of which $136.1 million relates to balances held by White River primarily in accounts with banks with maturities of six days or less. White River's primary sources of additional cash include sales of investments as well as interest earned on cash equivalents and dividends earned from the investment portfolio. For the foreseeable future, White River does not expect to receive cash dividends on its holdings of InfoVest Common Stock and, based upon the terms of the InfoVest Preferred Stock, White River will not receive dividends thereon until the earlier of: (i) an initial public offering of InfoVest Common Stock, (ii) a private sale of InfoVest or all of its assets, or (iii) June 16, 1998. Additionally, White River has not made any formal or informal commitment to make additional investments in or advances to InfoVest and is not a direct or indirect guarantor of any InfoVest indebtedness.

During the quarter ended March 31, 1996, the Company repurchased approximately 14,000 shares of Common Stock for an aggregate cost of $0.5 million. Cumulative repurchases of shares of Common Stock during the period from the Distribution through March 31, 1996, totalled approximately 1,481,000 shares at

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

an aggregate cost of $48.3 million.   As of March 31, 1996, White River may
repurchase approximately 537,000 additional shares of Common Stock under its existing share repurchase authorization.

Although no assurances can be given, management believes that available cash will be sufficient for White River to satisfy its working capital requirements for the foreseeable future. The White River Board continues to consider the level of capital available to White River in light of its current operating needs and prospects for the acquisition of additional operating interests. If, as the result of such analysis, it is determined that stockholder value would best be enhanced through the return of capital to stockholders, White River may distribute to stockholders, through share repurchases or other means approved by the White River Board, funds which the White River Board concludes are in excess of the capital needs of White River.

InfoVest

InfoVest's primary source of cash includes receipts from customer billings, which are generally invoiced monthly. During the quarter ended March 31, 1996, InfoVest generated net cash from operating activities of $6.1 million. InfoVest has discounted (generally at an annual rate of 14%) and sold the right to receive revenues generated from certain contracts ("Contracts") to various investors ("Contract Funding"). Cash receipts from customers relating to sold Contracts will satisfy outstanding Contract Funding balances. During the quarter ending March 31, 1996, InfoVest's net cash generated from operating activities was reduced by $1.3 million due to the amortization of outstanding Contract Funding balances. As of March 31, 1996, Contract Funding balances totalled $2.2 million, essentially all of which is due to be repaid within one year.

InfoVest's ability to satisfy its obligations, reduce debt and increase equity will depend upon its future operating performance, which will be subject to prevailing economic conditions and financial, operating and other factors, some of which are beyond the control of management. Although no assurances can be given, management believes that cash flows generated from InfoVest's operations, coupled with existing cash reserves and borrowing capacity under its revolving credit facility, will provide sufficient liquidity for InfoVest to satisfy its working capital and debt service requirements for the foreseeable future. In addition, management believes that InfoVest will continue to meet the financial covenants contained in its commercial bank lending arrangement.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         White River and InfoVest are parties to various claims and routine litigation arising in the normal course of their businesses. Such claims and litigation are not expected to have a material impact upon the Company.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

             None.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 9, 1996                    White River Corporation



                                      By:    /s/ Robert T. Marto
                                             --------------------------
                                      Name:  Robert T. Marto
                                      Title: President and
                                              Chief Executive Officer


                                      By:    /s/ Brian P. Zwarych
                                             --------------------------
                                      Name:  Brian P. Zwarych
                                      Title: Vice President and
                                              Chief Financial Officer