Form 10-Q
period 1996-06-30
WHITE RIVER CORP
filed 1996-08-07
CIK 913338

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           _________________________


                                   FORM 10-Q


         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                      or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No ___
                                        ---

As of August 1, 1996, 4,874,756 shares of White River Corporation common stock, par value $0.01 per share, were outstanding.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Consolidated Interim Statements of Financial Condition,
           June 30, 1996 (Unaudited), and December 31, 1995                   3

           Consolidated Interim Statements of Operations (Unaudited),
           Quarters and Six Months Ended June 30, 1996, and 1995              4

           Consolidated Interim Statements of Cash Flows (Unaudited),
           Six Months Ended June 30, 1996, and 1995                           5

           Notes to Consolidated Interim Financial Statements
           (Unaudited)                                                        6

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                8

PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings                                                 12

 Item 2.   Changes in Securities                                             12

 Item 3.   Defaults Upon Senior Securities                                   12

 Item 4.   Submission of Matters to a Vote of Security Holders               12

 Item 5.   Other Information                                                 12

 Item 6.   Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                   14

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CONSOLIDATED INTERIM STATEMENTS OF FINANCIAL CONDITION
- ------------------------------------------------------------------------------
Dollars in thousands, except per share amounts   June 30, 1996   Dec. 31, 1995
- ------------------------------------------------------------------------------
Assets                                            (Unaudited)
Cash and cash equivalents                           $  141,560       $ 139,245
Accounts receivable, net (reserves:  $1,541
 and $1,472)                                            11,210           9,899
Investment securities, at market value
 (adjusted cost:  $34,034 and $35,356)                  64,986          48,154
Other current assets                                     3,675           4,583
                                                    ----------       ---------
  Total current assets                                 221,431         201,881
Goodwill, net (accumulated amortization:
 $12,425 and $9,489)                                    28,770          34,806
Other investments, at adjusted cost (fair
 value:  $47,241 and $34,495)                           27,849          28,103
Purchased software and equipment, net
 (accumulated amortization and
  depreciation:  $32,360 and $32,085)                   21,708          25,791
Other assets                                             7,778           6,174
                                                    ----------       ---------
  Total assets                                      $  307,536       $ 296,755
==============================================================================
Liabilities
Accounts payable and accrued expenses               $   26,420       $  21,197
Current portion of notes payable and other debt          8,151           7,660
Current deferred revenues                                4,482           5,063
Current portion of contract funding                      1,205           3,328
                                                    ----------       ---------
  Total current liabilities                             40,258          37,248
Deferred income tax liability                           23,874          17,961
Notes payable and other debt                            21,386          27,220
Other liabilities                                       14,144          12,790
                                                    ----------       ---------
  Total liabilities                                     99,662          95,219
                                                    ----------       ---------
Redeemable preferred stock                               8,336           8,275
                                                    ----------       ---------
Stockholders' equity
Series B, Participating Cumulative Preferred
 Stock - par value $1.00
  per share; 50,000 shares designated; none
   issued                                                   --              --
Common stock - par value $0.01 per share;
  62,500,000 shares authorized; 6,370,000
   shares issued                                            64              64
Common paid-in surplus                                 199,936         199,936
Retained earnings                                       27,939          32,693
Net unrealized investment gains, net of tax             20,119           8,319
Common stock in treasury, at cost (1,495,244
 and 1,467,079 shares)                                 (48,520)        (47,751)
                                                    ----------       ---------
  Total stockholders' equity                           199,538         193,261
                                                    ----------       ---------
  Total liabilities, redeemable preferred
   stock and stockholders' equity                   $  307,536       $ 296,755
==============================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                  (Unaudited)

- ------------------------------------------------------------------------------
                                       Quarter Ended         Six Months Ended
In thousands,                            June 30,                June 30,
                                  --------------------    --------------------
except per share amounts            1996        1995        1996        1995
- ------------------------------------------------------------------------------
Revenues
Insurance-related services        $ 31,956    $ 28,612    $ 63,325    $ 56,622
Investment income                    1,936       2,352       3,905       4,251
                                  --------    --------    --------    --------
  Total revenues                    33,892      30,964      67,230      60,873
                                  --------    --------    --------    --------

Operating expenses
Compensation and benefits           16,079      11,786      30,284      24,840
Provision for litigation                --       4,500          --       4,500
Other operating expenses            17,686      18,589      34,551      35,383
                                  --------    --------    --------    --------
  Total operating expenses          33,765      34,875      64,835      64,723
                                  --------    --------    --------    --------
    Operating income (loss)            127      (3,911)      2,395      (3,850)
                                  --------    --------    --------    --------

Net investment gains
Net realized investment gains          996       9,010         996       9,377
Change in net unrealized
 investment gains and losses            --       7,305          --      16,103
                                  --------    --------    --------    --------
  Net investment gains                 996      16,315         996      25,480
                                  --------    --------    --------    --------

Interest expense                       950       3,325       1,982       5,782
                                  --------    --------    --------    --------

Pretax income                          173       9,079       1,409      15,848
Income tax expense                   2,869       2,751       5,613       5,862
                                  --------    --------    --------    --------

Net income (loss)                   (2,696)      6,328      (4,204)      9,986
Dividends and accretion on
 redeemable preferred stock            147         144         296         288
                                  --------    --------    --------    --------
Net income (loss) applicable
 to common stock                  $ (2,843)   $  6,184    $ (4,500)   $  9,698
                                  ========    ========    ========    ========

Primary income (loss) per
 common share                     $  (0.58)   $   1.13    $  (0.92)   $   1.76
Fully-diluted income (loss)
 per common share                 $  (0.58)   $   1.10    $  (0.92)   $   1.72
==============================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)

- --------------------------------------------------------------------------------
                                                     Six Months Ended June 30,
                                                  ----------------------------
In thousands                                             1996            1995
- ------------------------------------------------------------------------------
Net income (loss)                                 $    (4,204)     $     9,986
Adjustments to reconcile net income (loss) to
 net cash and cash equivalents provided from
 operations:
  Amortization and depreciation of
   purchased software and equipment                     6,939            7,096
  Change in accounts payable and accrued expenses       5,288            4,598
  Amortization of goodwill                              2,936            3,032
  Repayment of contract funding balances               (2,258)          (6,594)
  Deferred income tax expense                           2,174            8,367
  Net investment gains                                   (996)         (25,480)
  Change in current deferred revenues                    (581)             875
  Provision for litigation                                 --            4,500
  Other, net                                               51           (5,955)
                                                  -----------      -----------
Net cash and cash equivalents provided from
 operations                                             9,349              425
                                                  -----------      -----------
Cash flows provided from investing activities:
  Proceeds from sales of investment
   securities and other investments                     2,318           11,356
  Purchases of software and equipment                  (1,827)          (1,245)
  Other, net                                               24              678
                                                  -----------      -----------
Net cash and cash equivalents provided from
 investing activities                                     515           10,789
                                                  -----------      -----------
Cash flows provided from (used for) financing
 activities:
  Principal payments on notes payable and
   other debt                                         (16,181)          (3,456)
  Proceeds from notes payable and other debt            9,750           42,000
  Purchases of treasury stock                          (1,165)          (5,580)
  Dividends paid on redeemable preferred stock           (236)            (236)
  Pledge of collateral relating to proceeds
   from notes payable and other debt,
   net of repayments                                       --           (5,444)
  Other, net                                              283               --
                                                  -----------      -----------
Net cash and cash equivalents provided from
 (used for) financing activities                       (7,549)          27,284
                                                  -----------      -----------
Net increase in cash and cash equivalents
 during period                                          2,315           38,498
Cash and cash equivalents balance at beginning
 of period                                            139,245           94,985
                                                  -----------      -----------
Cash and cash equivalents balance at end of
 period                                           $   141,560      $   133,483
==============================================================================
Supplemental information:
  Interest paid                                   $     1,745      $     4,767
  Non-cash equipment financing                    $     1,088      $       412
  Income taxes refunded                           $       766      $       417
  Minority interest in CCC other investment
   distribution                                   $       254      $        --
  Exchange of other investments in
   settlement of notes payable and other
   debt                                           $        --      $    35,051
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

During June 1994, White River completed its acquisition of a majority of the total outstanding common stock, par value $0.10 per share (the "CCC Common Stock"), of CCC Information Services Group Inc. (together with its subsidiaries, unless the context requires otherwise, "CCC", formerly InfoVest Corporation). CCC, through CCC Information Services Inc. and certain other subsidiaries, primarily provides automobile claims information and processing, claims management software and value-added communication services. As of June 30, 1996, White River held: (i) approximately 52% of the total outstanding CCC Common Stock, and (ii) CCC preferred stock (the "CCC Preferred Stock") with a redemption value of $39.6 million, including accrued but unpaid dividends.

During June 1996, CCC filed a registration statement on Form S-1 with the Commission for an initial public offering (the "CCC IPO") of 5.5 million (before exercise of underwriters' over-allotment option) newly issued shares of CCC Common Stock, representing 25% of the total such shares expected to be outstanding after such offering. Subject to prevailing market conditions and other factors, CCC expects to complete the CCC IPO during the third quarter of 1996 at a price of between $10 to $12 per share. CCC intends to use the net proceeds of the CCC IPO to reduce existing bank debt and redeem a portion of the shares of the CCC Preferred Stock, including accrued but unpaid dividends thereon. Upon consummation of the CCC IPO, White River expects to hold approximately 39% of the total outstanding CCC Common Stock, and through its ownership of CCC Preferred Stock expects to hold 51% of the total voting power associated with CCC's total outstanding voting stock. There can be no assurance as to whether and on what terms the CCC IPO

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

will be consummated.

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of White River and its subsidiaries, including those of CCC. The consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). All significant intercompany balances have been eliminated in consolidation. The consolidated interim financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary by management to fairly present the financial condition, results of operations and cash flows of the Company. Notwithstanding the foregoing, these consolidated interim financial statements may not be indicative of financial results for the full year. Such consolidated interim financial statements should be read in conjunction with White River's 1995 Annual Report to Stockholders and Form 10-K.

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

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes standards of financial accounting and reporting for the impairment of long-lived assets, certain identifiable intangibles and related goodwill. Under the provisions of SFAS No. 121, companies are required to review such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. White River adopted SFAS No. 121 effective January 1, 1996; such adoption had no effect upon the financial condition as of June 30, 1996, or the operating results of the Company for the six months then ended.

NOTE 3.  INCOME (LOSS) PER COMMON SHARE

The calculation of primary income (loss) per common share is computed by dividing net income (loss) applicable to common stock for the quarters and six months ended June 30, 1996, and 1995, by the weighted average number of outstanding shares of Common Stock for such periods, which was 4.9 million shares for each of the 1996 periods and 5.5 million for each of the 1995 periods. The calculation of fully-diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stock for the quarters and six months ended June 30, 1996, and 1995, by the sum of the weighted average number of outstanding shares of Common Stock and potentially dilutive securities for such periods, which was 4.9 million for each of the 1996 periods, and 5.6 million and 5.7 million for the quarter and six months ended June 30, 1995, respectively. No dividends were declared on shares of Common Stock during such periods.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 4.  INCOME TAXES

The Company's effective tax rate of 398.4% and 37.0% for the six months ended June 30, 1996, and 1995, respectively, exceeds the Federal statutory tax rate of 35.0% due primarily to the effects of the amortization of goodwill and the undistributed earnings and accretion of preferred stock relating to CCC.

NOTE 5.  SUBSEQUENT EVENT

During July 1996, White River received $14.5 million in exchange for its interest, including accrued but unpaid dividends, in NEWFLO Corporation common and preferred stock. As a result of this disposition, White River will record after tax net investment gains of $8.5 million during the quarter ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - As of June 30, 1996, and December 31, 1995

Book value per common and common equivalent share increased 5.2% to $41.02 at June 30, 1996, from $39.01 at December 31, 1995, due primarily to unrealized gains from White River's investment in Cross Timbers Oil Company.

Cash and cash equivalents as of June 30, 1996, totalled $141.6 million, as compared to $139.2 million as of December 31, 1995. Substantially all of the cash and cash equivalent balances were deposited with several major banking institutions in interest-bearing accounts with maturities of six days or less. As of June 30, 1996, such deposits earned a weighted average interest rate of 5.2% per annum, as compared to 5.4% per annum as of December 31, 1995. The White River board of directors (the "White River Board") continues to consider the level of capital available to White River in light of its current operating needs and the prospects for the acquisition of additional operating businesses. If, as the result of such analysis, it is determined that stockholder value would best be enhanced through the return of capital to stockholders, White River may distribute to stockholders, through share repurchases or other means approved by the White River Board, funds which the White River Board concludes are in excess of the current and projected capital needs of White River.

Results of Operations -- Quarters and Six Months Ended June 30, 1996, and 1995

The Company reported a net loss applicable to common stock of $2.8 million, or $0.58 per fully-diluted common share, for the quarter ended June 30, 1996, as compared to net income of $6.2 million, or $1.10 per fully-diluted common share, for the quarter ended June 30, 1995. The 1996 results reflect pretax operating income of $0.1 million as compared to a pretax operating loss of $3.9 million for the same period in 1995. The 1996 results also reflect after tax net investment gains of $0.6 million, as compared to $10.6 million for the same period in 1995. Due to the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during the third quarter of 1995, after tax unrealized net investment gains of $12.3 million which arose during the second quarter of 1996 were recorded as a separate component of stockholders' equity. Additionally, after tax unrealized net investment gains of $7.5 million relating to changes in the value of White River's portfolio of other investments during the quarter ended June

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

30, 1996, were not recognized in either earnings nor stockholders' equity. Net income for the second quarter of 1995 included an after tax investment gain of $3.2 million relating to the transfer of White River's entire interest in Mid Ocean Limited common stock and related options to Fund American in partial settlement of the balance borrowed under a $40.0 million revolving credit facility.

For the six months ended June 30, 1996, White River reported a net loss applicable to common stock of $4.5 million, or $0.92 per fully-diluted common share, as compared to net income of $9.7 million, or $1.72 per fully-diluted common share, for the six months ended June 30, 1995. The 1996 year-to-date results reflect pretax operating income of $2.4 million, as compared to a pretax operating loss of $3.9 million for the same period in 1995. The 1996 year-to-date results also reflect after tax net investment gains of $0.6 million, as compared to $16.6 million for the same period in 1995.

White River's pretax investment income totalled $1.9 million for the quarter ended June 30, 1996, and $3.9 million for the six months then ended, as compared to $2.4 million and $4.3 million for the quarter and six months ended June 30, 1995, respectively. These decreases are primarily due to a reduction in dividend income recorded during 1996, as compared to 1995, resulting from sales of investment securities and other investments primarily during 1995.

Insurance-Related Services

CCC's revenues from insurance-related services increased $3.3 million, or 11.7%, to $32.0 million for the quarter ended June 30, 1996, from $28.6 million for the same period last year. For the six months ended June 30, 1996, such revenues increased $6.7 million, or 11.8%, to $63.3 million, as compared to $56.6 million for the same period last year. This improvement was due primarily to higher revenues from collision estimating software licensing, from communications services and from integrated claims services, which offset lower revenues from CCC's total loss valuation services. Collision estimating software licensing revenue increased primarily because of an increase in the number of software licenses implemented principally to collision repair facilities. This volume increase more than offset a reduction in prices caused by competitive pressures. The increase in communication services was due to additional transactions at a slightly higher average price per transaction. The increase in integrated claims services was due primarily to higher transaction volume. The decrease in total loss valuation services revenue resulted from a reduction in transaction volume offset in part by a higher average price per transaction.

On a stand-alone basis, CCC reported net income of $4.1 million and $6.7 million for the quarter and six months ended June 30, 1996, respectively, as compared to a net loss of $2.0 million and $1.1 million for the same periods in 1995. Such stand-alone results exclude the effects of White River's amortization and adjustment of goodwill and purchased software associated with the CCC acquisition, which totalled $4.3 million and $7.8 million during the quarter and six months ended June 30, 1996, respectively, and $2.2 million and $4.4 million for the respective periods in 1995. The 1996 adjustment includes income tax benefits of $1.8 million and $3.1 million for the quarter and six months ended June 30, 1996, respectively, which had been recorded by CCC but which were reflected by White River as a reduction of goodwill.

As previously disclosed, CCC was involved in litigation with MacLean Hunter Market Reports, Inc. ("MacLean Hunter") and certain licensees of the MacLean Hunter data concerning certain claims including alleged

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

copyright infringement. During December 1995, CCC had conditionally agreed to a settlement structure that would resolve all outstanding disputes between these parties. During April 1996, all conditions precedent to the settlement agreement were satisfied, accordingly, all issues arising out of the litigation between the parties have been fully and completely settled and each civil action has been dismissed with prejudice. The final settlement amounts, including related expenses, approximated the $4.5 million pretax charge recorded during the second quarter of 1995 in connection with this litigation.

Operating Expenses

Compensation and benefits expense increased 36.4%, to $16.1 million for the quarter ended June 30, 1996, as compared to $11.8 million for the same period in 1995. The 1996 quarterly result reflects a $3.4 million increase in White River's provision for stock-based incentive awards, which was primarily due to changes in the market value of Common Stock during such period. For the six months ended June 30, 1996, compensation and benefits expense totalled $30.3 million, as compared to $24.8 million for the 1995 period.

Other operating expenses decreased 4.9%, to $17.7 million for the quarter ended June 30, 1996, as compared to $18.6 million for the same period in 1995. For the six months ended June 30, 1996, other operating expenses totalled $34.6 million, as compared to $35.4 million for the 1995 period, representing a decrease of 2.4%. The decrease in other operating expenses during the 1996 periods is attributable to effective cost containment initiatives and the deferral by CCC of certain operating expenditures that it would have made in the absence of the covenants under its existing bank credit facility.

Interest Expense

Interest expense totalled $1.0 million and $2.0 million for the quarter and six months ended June 30, 1996, respectively, as compared to $3.3 million and $5.8 million, respectively, for the same periods in 1995. Such decreases are due primarily to the repayment of balances due under the credit agreement between White River and Fund American, reduction of balances due under CCC's bank credit agreement and lower outstanding contract funding balances.

Liquidity and Capital Resources

White River

As of June 30, 1996, the Company had consolidated cash and cash equivalents of $141.6 million, of which $136.9 million relate to balances held by White River primarily in accounts with banks with maturities of six days or less. White River's primary sources of additional cash include sales of investments as well as interest earned on cash equivalents and dividends earned from the investment portfolio. For the foreseeable future, White River does not expect to receive cash dividends on its holdings of CCC Common Stock. Based upon the terms of the CCC Preferred Stock, White River expects to receive 50% of the net proceeds (subject to a minimum of $20.0 million) from the CCC IPO in partial redemption, including accrued but unpaid dividends, of the CCC Preferred Stock. There can be no assurances that the CCC IPO will be consummated. White River has not made any formal or informal commitment to make additional investments in or advances to CCC and is not a direct or indirect guarantor of any CCC indebtedness.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

During the quarter ended June 30, 1996, the Company repurchased approximately 15,000 shares of Common Stock for an aggregate cost of $0.6 million. Cumulative repurchases of shares of Common Stock during the period from the Distribution through June 30, 1996, totalled approximately 1,495,000 shares at an aggregate
cost of $48.9 million.   As of June 30, 1996, White River may repurchase
approximately 523,000 additional shares of Common Stock under its existing share repurchase authorization.

Although no assurances can be given, management believes that available cash will be sufficient for White River to satisfy its working capital requirements for the foreseeable future. The White River Board continues to consider the level of capital available to White River in light of its current operating needs and prospects for the acquisition of additional operating businesses. If, as the result of such analysis, it is determined that stockholder value would best be enhanced through the return of capital to stockholders, White River may distribute to stockholders, through share repurchases or other means approved by the White River Board, funds which the White River Board concludes are in excess of the current and projected capital needs of White River.

CCC

CCC's principal liquidity requirements are to provide working capital, to fund purchases of equipment and software, and to repay indebtedness (including the CCC Preferred Stock). For the six months ended June 30, 1996, net cash provided by CCC's operating activities was $8.7 million, net of $2.3 million which was used to repay contract funding balances. CCC used $1.8 million of cash to purchase equipment and software and $6.4 million to reduce debt outstanding under CCC's existing bank credit agreement. CCC anticipates that its purchase of equipment and software will total approximately $6.1 million during the year ended December 31, 1996.

CCC intends to use the net proceeds of the CCC IPO to reduce existing bank debt and to redeem a portion of the shares of the CCC Preferred Stock, including accrued but unpaid dividends thereon. Additionally, CCC is negotiating a new bank credit facility which would provide CCC with the ability to borrow under a $20.0 million revolving credit facility and the option to borrow up to $15.0 million under a term loan, as long as the gross proceeds of the CCC IPO are between $50.0 million and $70.0 million. CCC intends to use the proceeds of this new borrowing to repay the remaining portion of existing bank debt. Borrowings under the new bank agreement will bear interest at the prime rate (as defined) or the LIBOR rate plus 1.5% per annum, as selected by CCC. If the new bank agreement is not consummated, the existing bank credit facility will remain in place. CCC continues to review various financing alternatives. CCC believes that cash flows from operations and available bank lines of credit will be sufficient to meet its liquidity needs over the next 12 months. There can be no assurance, however, that CCC will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond those described above.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        White River and CCC are parties to various claims and routine litigation arising in the normal course of their businesses. Such claims and litigation are not expected to have a material adverse effect upon the Company.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 9, 1996, White River held its regular annual meeting (the "Annual Meeting") of stockholders for purposes of (i) electing two Class III Directors with terms ending in 1999, (ii) approving the appointment of Ernst & Young LLP ("Ernst & Young") as White River's independent auditors for 1996, and (iii) transacting such other business as may be properly brought before the Annual Meeting or any adjournment thereof.

        At the Annual Meeting, Patrick M. Byrne was elected as a Class III Director with a term ending in 1999 with a total of 4,014,452 votes cast for, zero votes cast against, and 47,150 votes withheld. In addition, Robert T. Marto was re-elected as a Class III Director with a term ending in 1999 with a total of 4,014,915 votes cast for, zero votes cast against, and 46,687 votes withheld. After the Annual Meeting, Andrew Delaney continued to serve as a Class I Director with a term ending in 1997, and Gordon S. Macklin continued to serve as a Class II Director with a term ending in 1998.

        In addition, at the Annual Meeting, Ernst & Young was approved as White River's independent auditors for 1996 with a total of 4,050,807 votes cast for, 3,760 votes cast against, and 7,035 votes withheld.

        No other business was conducted at the Annual Meeting.

Item 5. Other Information

        None.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27    Financial Data Schedule.

         (b) Reports on Form 8-K

             None.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 7, 1996               White River Corporation



                                    By:    /s/ Robert T. Marto
                                           --------------------------------
                                    Name:  Robert T. Marto
                                    Title: President and
                                             Chief Executive Officer


                                    By:    /s/ Brian P. Zwarych
                                           --------------------------------
                                    Name:  Brian P. Zwarych
                                    Title: Vice President and
                                             Chief Financial Officer