Form 10-Q
period 1996-09-30
WHITE RIVER CORP
filed 1996-11-13
CIK 913338

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           -------------------------


                                   FORM 10-Q


         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      or

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

As of November 11, 1996, 4,874,756 shares of White River Corporation common stock, par value $0.01 per share, were outstanding.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Interim Statements of Financial Condition,
          September 30, 1996 (Unaudited), and December 31, 1995               3

          Consolidated Interim Statements of Operations (Unaudited),
          Quarters and Nine Months Ended September 30, 1996, and 1995         4

          Consolidated Interim Statements of Cash Flows (Unaudited),
          Nine Months Ended September 30, 1996, and 1995                      5

          Notes to Consolidated Interim Financial Statements (Unaudited)      6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 9


PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                                  14

 Item 2.  Changes in Securities                                              14

 Item 3.  Defaults Upon Senior Securities                                    14

 Item 4.  Submission of Matters to a Vote of Security Holders                14

 Item 5.  Other Information                                                  14

 Item 6.  Exhibits and Reports on Form 8-K                                   14


SIGNATURES                                                                   15

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             CONSOLIDATED INTERIM STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------
Dollars in thousands, except per share amounts  Sept. 30, 1996   Dec. 31, 1995
------------------------------------------------------------------------------
Assets                                            (Unaudited)
Cash and cash equivalents                            $ 196,721       $ 139,245
Accounts receivable, net (reserves:  $1,948
 and $1,472)                                            12,292           9,899
Investment securities, at market value
 (adjusted cost:  $33,908 and $35,356)                  60,968          48,154
Other current assets                                     4,709           4,583
                                                     ---------       ---------
  Total current assets                                 274,690         201,881
Other investments, at adjusted cost (fair
 value:  $32,761 and $34,495)                           26,419          28,103
Goodwill, net (accumulated amortization:
 $13,737 and $9,489)                                    25,401          34,806
Purchased software and equipment, net
 (accumulated amortization and
 depreciation:  $34,974 and $32,085)                    20,849          25,791
Other assets                                             6,749           6,174
                                                     ---------       ---------
  Total assets                                       $ 354,108       $ 296,755
==============================================================================
Liabilities
Accounts payable and accrued expenses                $  22,991       $  21,197
Current portion of notes payable, other debt               647          10,988
 and contract funding
Current portion of deferred revenues                     8,162           5,063
                                                     ---------       ---------
  Total current liabilities                             31,800          37,248
Non-controlling interest in net assets of
 subsidiary                                             27,000              --
Deferred income tax liability                           18,620          17,961
Notes payable and other debt                               141          27,220
Other liabilities                                       23,687          12,790
                                                     ---------       ---------
  Total liabilities                                    101,248          95,219
                                                     ---------       ---------
Redeemable preferred stock                               7,172           8,275
                                                     ---------       ---------
Stockholders' equity
Series B, Participating Cumulative Preferred
 Stock - par value $1.00 per share; 50,000
 shares designated; none issued                             --              --
Common stock - par value $0.01 per share;
 62,500,000 shares authorized; 6,370,000
 shares issued                                              64              64
Common paid-in surplus                                 244,834         199,936
Retained earnings                                       32,075          32,693
Net unrealized investment gains, net of tax             17,589           8,319
Common stock in treasury, at cost (1,495,244
 and 1,467,079 shares)                                 (48,874)        (47,751)
                                                     ---------       ---------
  Total stockholders' equity                           245,688         193,261
                                                     ---------       ---------
  Total liabilities, redeemable preferred
   stock and stockholders' equity                    $ 354,108       $ 296,755
==============================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                    Quarter Ended         Nine Months Ended
                                      Sept. 30,                Sept. 30,
In thousands,                    --------------------    ---------------------
  except per share amounts         1996        1995        1996         1995
------------------------------------------------------------------------------
Revenues
Insurance-related services       $ 32,602    $ 28,818     $ 95,927    $ 85,440
Investment income                   2,429       1,947        6,334       6,198
Other revenues                      3,084          --        3,084          --
                                 --------    --------     --------    --------
  Total revenues                   38,115      30,765      105,345      91,638
                                 --------    --------     --------    --------

Operating expenses
Compensation and benefits          20,047      13,449       50,331      38,289
Provision for litigation               --          --           --       4,500
Other operating expenses           19,955      17,537       54,506      52,920
                                 --------    --------     --------    --------
  Total operating expenses         40,002      30,986      104,837      95,709
                                 --------    --------     --------    --------
    Operating income (loss)        (1,887)       (221)         508      (4,071)
                                 --------    --------     --------    --------

Net investment gains               15,148      10,859       16,144      36,339
                                 --------    --------     --------    --------

Interest expense                      526       1,878        2,508       7,660
                                 --------    --------     --------    --------
Pretax income                      12,735       8,760       14,144      24,608
Income tax expense                  7,866       3,824       13,479       9,686
                                 --------    --------     --------    --------
Net income before extraordinary
 item and dividends and
 accretion on redeemable
 preferred stock                    4,869       4,936          665      14,922
Extraordinary loss on early
 retirement of debt, net of tax       678          --          678          --
                                 --------    --------     --------    --------
Net income (loss)                   4,191       4,936          (13)     14,922
Dividends and accretion on
 redeemable preferred stock           309         149          605         437
                                 --------    --------     --------    --------
Net income (loss) applicable
 to common stock                 $  3,882    $  4,787     $   (618)   $ 14,485
                                 ========    ========     ========    ========
Net income before extraordinary
 item and dividends and
 accretion on preferred stock
 per common share:
    Primary                      $   1.00    $   0.98     $   0.14    $   2.79
    Fully-diluted                $   0.94    $   0.95     $   0.13    $   2.71
Net income (loss) applicable to
 common stock per common share:
    Primary                      $   0.80    $   0.95     $  (0.13)   $   2.71
    Fully-diluted                $   0.75    $   0.92     $  (0.13)   $   2.63
==============================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


                CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                  (Unaudited)

------------------------------------------------------------------------------
                                                   Nine Months Ended Sept. 30,
                                                   ---------------------------
In thousands                                             1996             1995
------------------------------------------------------------------------------
Net income (loss)                                   $    (13)        $  14,922
Adjustments to reconcile net income (loss)
 to net cash and cash equivalents provided from
 operations:
   Net investment gains                              (16,144)          (36,339)
   Amortization and depreciation of
    purchased software and equipment                   9,534            10,613
   Amortization of goodwill                            4,248             4,613
   Repayment of contract funding balances             (2,935)           (8,716)
   Deferred income tax expense (benefit)                (671)           10,082
   Provision for litigation                               --             4,500
   Changes in:
     Other liabilities                                 9,615            (1,079)
     Deferred revenues                                 4,515             1,863
     Accounts payable and accrued expenses             1,859             3,093
   Other, net                                         (1,007)            1,446
                                                   ---------         ---------
Net cash and cash equivalents provided from
 operations                                            9,001             4,998
                                                   ---------         ---------
Cash flows provided from investing
 activities:
   Proceeds from sales of investment
    securities and other investments                  21,052            28,350
   Purchases of software and equipment                (3,193)           (1,983)
   Purchases of investment securities                 (2,031)               --
   Other, net                                           (231)              698
                                                   ---------         ---------
Net cash and cash equivalents provided from
 investing activities                                 15,597            27,065
                                                   ---------         ---------
Cash flows provided from financing
 activities:
   Proceeds from issuance of subsidiary
    stock                                             72,124                --
   Principal payments on notes payable and
    other debt                                       (46,711)           (7,274)
   Proceeds from notes payable and other
    debt                                              10,750            44,000
   Purchases of treasury stock                        (1,188)          (25,571)
   Dividends paid on redeemable preferred
    stock                                               (354)             (354)
   Redemption of subsidiary redeemable
    preferred stock, including accrued
    dividends                                         (1,354)               --
   Other, net                                           (389)               --
                                                   ---------         ---------
Net cash and cash equivalents provided from
 financing activities                                 32,878            10,801
                                                   ---------         ---------
Net increase in cash and cash equivalents
 during period                                        57,476            42,864
Cash and cash equivalents balance at
 beginning of period                                 139,245            94,985
                                                   ---------         ---------
Cash and cash equivalents balance at end of
 period                                             $196,721         $ 137,849
==============================================================================
Supplemental information:
  Income taxes refunded (paid)                      $ (8,264)        $     605
  Interest paid                                     $  2,560         $   6,379
  Non-cash equipment financing                      $  1,341         $     734
  Minority interest in CCC non-monetary
   dividend distribution                            $    254         $      --
  Exchange of other investments in
   settlement of notes payable and other
   debt                                             $     --         $  90,000
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

During June 1994, White River completed its acquisition (the "CCC Acquisition") of a majority of the total outstanding common stock, par value $0.10 per share (the "CCC Common Stock"), of CCC Information Services Group Inc. (together with its subsidiaries, unless the context requires otherwise, "CCC", formerly InfoVest Corporation). In addition, at the time of the CCC Acquisition, White River acquired redeemable preferred stock issued by CCC (the "CCC Preferred Stock") with a face value of $37.5 million. CCC, through CCC Information Services Inc. and certain other subsidiaries, primarily provides automobile claims information and processing, claims management software and communication services. See Note 3 "Issuance of CCC Common Stock" for further discussion.

During April 1996, White River, through its wholly-owned subsidiary Hanover Accessories, Inc. ("Hanover"), became engaged in the design, distribution, sale and retail servicing of popular-priced fashion accessories, primarily for the children's market. Hanover currently markets over 3,500 different styles of products, many of which are exclusive designs available only to Hanover. All of Hanover's products are supplied through contract manufacturers.

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of White River and its subsidiaries, including those of CCC. The consolidated interim financial statements have been prepared in

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


accordance with generally accepted accounting principles ("GAAP"). All significant intercompany balances have been eliminated in consolidation. The consolidated interim financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary by management to fairly present the financial condition, results of operations and cash flows of the Company. Notwithstanding the foregoing, these consolidated interim financial statements may not be indicative of financial results for the full year or for any other future period. Such consolidated interim financial statements should be read in conjunction with White River's 1995 Annual Report to Stockholders and Form 10-K.

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

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes standards of financial accounting and reporting for the impairment of long-lived assets, certain identifiable intangibles and related goodwill. Under the provisions of SFAS No. 121, companies are required to review such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. White River adopted SFAS No. 121 effective January 1, 1996; such adoption had no effect upon the Company's financial condition as of September 30, 1996, or the Company's operating results for the nine months then ended.

NOTE 3. ISSUANCE OF CCC COMMON STOCK

During August 1996, CCC completed an initial public offering (the "CCC IPO") which raised net proceeds of $72.1 million in exchange for 6.9 million newly issued shares of CCC Common Stock. CCC used the proceeds from the CCC IPO to redeem a substantial portion of the outstanding CCC Preferred Stock and to retire certain of its outstanding commercial bank debt. After the closing of the CCC IPO, White River held 36.6% of the total outstanding shares of CCC Common Stock. As a result of the CCC IPO, White River recorded approximately $44 million as a direct increase to consolidated paid-in-surplus representing the increase in equity that White River recognized upon the CCC IPO.

As a result of the CCC IPO, White River received $34.8 million, including accrued but unpaid dividends, as a partial redemption of the CCC Preferred
Stock that White River held. As of September 30, 1996, White River continues to hold CCC Preferred Stock with a redemption value of $5.0 million, including accrued but unpaid dividends. In accordance with the terms of the CCC Preferred Stock, the dividend accrual rate on the remaining shares of CCC Preferred Stock has been eliminated from the day following the CCC IPO through June 16, 1998. Certain of the shares of the CCC Preferred Stock held by White River provides White River with a maximum of 51% of the total voting power associated with CCC's total outstanding voting stock when combined with the shares of CCC Common Stock held by White River.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


NOTE 4. INCOME (LOSS) PER COMMON SHARE

The calculation of primary income (loss) per common share is computed by dividing net income (loss) applicable to common stock for the quarters and nine months ended September 30, 1996, and 1995, by the weighted average number of outstanding shares of Common Stock for such periods, which was 4.9 million shares for each of the 1996 periods and 5.0 million and 5.3 million for the quarter and nine months ended September 30, 1995, respectively. The calculation of fully-diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stock for the quarters and nine months ended September 30, 1996, and 1995, by the sum of the weighted average number of outstanding shares of Common Stock and potentially dilutive securities for such periods, which was 5.2 million for each of the 1996 periods, and 5.2 million and
5.5 million for the quarter and nine months ended September 30, 1995, respectively. No dividends were declared on shares of Common Stock during such periods.

NOTE 5. INCOME TAXES

The Company's effective tax rate of 95.3% and 39.4% for the nine months ended September 30, 1996, and 1995, respectively, exceeds the Federal statutory tax rate of 35.0% due primarily to the effects of amortization of goodwill and the undistributed earnings of CCC. In addition, the Company's effective tax rate is higher than expected due to the partial redemption of the CCC Preferred Stock held by White River, the effects of which are eliminated in consolidation for GAAP reporting purposes, however, income taxes will be due on the corresponding taxable gain to White River.

NOTE 6. NOTES PAYABLE AND OTHER DEBT

Primarily with a portion of the proceeds from the CCC IPO, CCC repaid all outstanding balances under an existing term loan and revolving credit facility (the "Former Credit Facility"). During August 1996, CCC executed a new revolving line of credit (the "Revolving Credit Facility") with a new commercial bank and terminated the Former Credit Facility. As a result, the balance of deferred financing fees associated with the Former Credit Facility have been written-off as an extraordinary loss, net of income taxes, in the accompanying consolidated interim statements of operations for the quarter and nine months ended September 30, 1996.

The Revolving Credit Facility expires on August 21, 2001 and provides CCC with the ability to borrow, for general corporate purposes, up to $20.0 million under a revolving line of credit . The interest rate under the Revolving Credit Facility is the prime rate (as defined) or the London Inter-Bank Offering Rate (the "LIBOR Rate") plus 1.5% per annum, as selected by CCC. In addition, CCC pays a commitment fee of 0.25% per annum on any unused portion of the Revolving Credit Facility.

Under the Revolving Credit Facility, CCC is, among other restrictions and with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock. In addition, the Revolving Credit Facility requires CCC to maintain certain levels of operating cash flow and interest expense coverage, and limits CCC's ability to make capital expenditures and investments and declare dividends.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - As of September 30, 1996, and December 31, 1995

Book value per common and common equivalent share increased 29.0% to $50.34 at September 30, 1996, from $39.01 at December 31, 1995. Such change reflects an increase of approximately $8.50 per share relating to the effects of the CCC IPO, as well as approximately $1.75 per share relating to the after tax increase in net unrealized investment gains. Such items were recorded directly to stockholders' equity.

Consolidated cash and cash equivalents as of September 30, 1996, totalled $196.7 million, as compared to $139.2 million as of December 31, 1995. Such increase is attributed primarily to the CCC IPO and the sale or redemption of certain of White River's investments. Substantially all of the cash balances of $179.1 million which were held by White River were deposited with several major banking institutions in interest-bearing accounts with maturities of six days or less. As of September 30, 1996, such deposits earned a weighted average interest rate of 5.2% per annum, as compared to 5.4% per annum as of December 31, 1995.

The White River board of directors (the "White River Board") continues to consider the level of capital available to White River in light of its current operating needs and the prospects for the acquisition of additional operating businesses. If, as the result of such analysis, it is determined that stockholder value would best be enhanced through the return of capital to stockholders, White River may distribute to its stockholders, through share repurchases or other means approved by the White River Board, funds which the White River Board concludes are in excess of the current and projected capital needs of White River.

Results of Operations -- Quarters and Nine Months Ended September 30, 1996, and 1995

The Company reported net income applicable to common stock of $3.9 million, or $0.75 per fully-diluted common share, for the quarter ended September 30, 1996, as compared to net income of $4.8 million, or $0.92 per fully-diluted common share, for the quarter ended September 30, 1995. The 1996 results reflect a pretax operating loss of $1.9 million, as compared to a pretax operating loss of $0.2 million for the same period in 1995.

For the nine months ended September 30, 1996, the Company reported a net loss applicable to common stock of $0.6 million, or $0.13 per fully-diluted common share, as compared to net income of $14.5 million, or $2.63 per fully-diluted common share, for the nine months ended September 30, 1995. The 1996 year-to-date results reflect pretax operating income of $0.5 million, as compared to a pretax operating loss of $4.1 million for the same period in 1995. The 1995 year-to-date results include a $4.5 million pretax provision for litigation which was ultimately settled during April 1996.

Investment Operations

White River's pretax investment income totalled $2.4 million for the quarter ended September 30, 1996, and $6.3 million for the nine months then ended, as compared to $1.9 million and $6.2 million for the quarter and nine months ended September 30, 1995, respectively. The 1996 quarterly and year-to-date results include dividend income of $0.4 million representing dividends received upon the third quarter redemption of White

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


River's investment in NEWFLO Corporation ("NEWFLO") common and preferred stock.

Pretax net investment gains totalled $15.1 million for the quarter ended September 30, 1996, and $16.1 million for the nine months then ended, as compared to $10.9 million and $36.3 million for the quarter and nine months ended September 30, 1995, respectively. The 1996 results include pretax realized gains of $13.0 million relating to the redemption of White River's investment in NEWFLO. Pretax net investment gains for the third quarter of 1995 include $6.1 million relating to the transfer of certain investments to Fund American in settlement of the balances outstanding under a credit agreement with Fund American.

Due to the adoption of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during the third quarter of 1995, after tax unrealized net investment losses of $2.5 million and after tax unrealized net investment gains of $9.3 million, which arose during the third quarter, and year-to-date period ended September 30, 1996, respectively, were recorded as a separate component of stockholders' equity.

Insurance-Related Services

CCC's revenues from insurance-related services increased $3.8 million, or 13.1%, to $32.6 million for the quarter ended September 30, 1996, from $28.8 million for the same period last year. For the nine months ended September 30, 1996, such revenues increased $10.5 million, or 12.3%, to $95.9 million, as compared to $85.4 million for the same period last year. These increases were due primarily to higher revenues from collision estimating software licensing and from CCC's outsourced claims and vehicle valuation services. The year-to-date 1996 period also benefited from higher communication services revenues due to higher transaction volumes. Collision estimating software licensing revenues increased during 1996 primarily due to growth in the number of software licenses, particularly at collision repair facilities. Outsourced claims services revenues increased primarily as a result of higher transaction volume and vehicle valuation services revenues increased as a result of a regulatory change in three large industrial states that allowed CCC to market its premium vehicle valuation product in such states.

On a stand-alone basis, CCC reported net income before accretion and dividends on preferred stock of $4.0 million and $10.7 million for the quarter and nine months ended September 30, 1996, respectively, as compared to net income of $0.8 million and a net loss of $0.3 million for the same periods in 1995. Such results exclude the effects of White River's amortization and adjustment of goodwill and purchased software associated with the CCC Acquisition, which reduced CCC's stand-alone reported net income by $3.9 million and $11.7 million during the quarter and nine months ended September 30, 1996, respectively, and $2.3 million and $6.7 million for the respective periods in 1995. The 1996 adjustments include the reversal of income tax benefits of $2.1 million and $5.2 million for the quarter and nine months ended September 30, 1996, respectively, which had been recorded by CCC but which were reflected by White River as a reduction of goodwill relating to the CCC Acquisition.

As previously disclosed, CCC was involved in litigation with MacLean Hunter Market Reports, Inc. ("MacLean Hunter") and certain licensees of the MacLean Hunter data concerning certain claims including alleged copyright infringement. During December 1995, CCC had conditionally agreed to a settlement structure that would resolve all outstanding disputes between these parties. During April 1996, all conditions precedent to the settlement agreement were satisfied, accordingly, all issues arising out of the litigation between the parties

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


have been fully and completely settled and each civil action has been dismissed with prejudice. The final settlement amounts, including related expenses, approximated the $4.5 million pretax provision recorded during the second quarter of 1995 in connection with this litigation.

Fashion Accessories

Hanover's revenues from the sale of fashion accessories which are reported as other revenues in the accompanying consolidated interim statements of operation, totalled $3.1 million during the period from the commencement of Hanover's operations during April 1996, through September 30, 1996. Hanover reported break-even operating results during the year-to-date period ending September 30, 1996. As of September 30, 1996, White River's investment in and advances to Hanover totalled $1.7 million.

Operating Expenses

Compensation and benefits expense increased 49.1%, to $20.0 million for the quarter ended September 30, 1996, as compared to $13.4 million for the same period in 1995. The 1996 quarterly result reflects a $4.1 million increase in White River's provision for stock-based incentive awards, which was due to increases in the market value of Common Stock during such period as well as accelerated vesting of certain awards due in part to the effects of the CCC IPO upon White River's book value per common and common equivalent share. For the nine months ended September 30, 1996, compensation and benefits expense totalled $50.3 million, as compared to $38.3 million for the 1995 period. The 1996 year-to-date result reflects a $5.8 million increase in White River's provision for stock-based incentive awards.

Other operating expenses increased 13.8%, to $20.0 million for the quarter ended September 30, 1996, as compared to $17.5 million for the same period in 1995. For the nine months ended September 30, 1996, other operating expenses totalled $54.5 million, as compared to $52.9 million for the 1995 period, representing an increase of 3.0%. The relatively slow growth in other operating expenses during the nine months ended September 30, 1996, is attributable to effective cost containment initiatives and the postponement by CCC of certain operating expenditures that it would have made during the first half of 1996 in the absence of the covenants under the Former Credit Facility. CCC has plans to increase operating expenditures over the remainder of 1996 to enhance certain internal functions and capabilities as well as to implement recently contracted services for certain new clients. CCC presently expects to incur approximately $1.0 million of previously postponed expenditures during the fourth quarter of 1996.

Interest Expense

Interest expense totalled $0.5 million and $2.5 million for the quarter and nine months ended September 30, 1996, respectively, as compared to $1.9 million and $7.7 million, respectively, for the same periods in 1995. Such decreases are due primarily to the repayment of balances due under the credit agreement between White River and Fund American, reduction of balances due under the Former Credit Facility and lower outstanding contract funding balances.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


Liquidity and Capital Resources

White River

As of September 30, 1996, the Company had consolidated cash and cash equivalents of $196.7 million, of which $179.1 million relate to balances held by White River primarily in accounts with banks with maturities of six days or less. White River's primary sources of additional cash include sales of investments as well as interest earned on cash equivalents and dividends earned from the investment portfolio. For the foreseeable future, White River does not expect to receive cash dividends on its holdings of CCC Common Stock. Based upon the terms of the CCC Preferred Stock, White River received $34.8 million from the net proceeds from the CCC IPO in partial redemption, including accrued but unpaid dividends, of the CCC Preferred Stock held by White River. As of September 30, 1996, White River continues to hold CCC Preferred Stock with a redemption value of $5.0 million, including accrued but unpaid dividends. The remaining CCC Preferred Stock held by White River must be redeemed by June 16, 1999, and may be redeemed sooner under certain circumstances including the occurrence of subsequent offerings of CCC Common Stock. White River has not made any formal or informal commitment to make additional investments in or advances to CCC and is not a direct or indirect guarantor of any CCC indebtedness.

Cumulative repurchases of shares of Common Stock during the period from the Distribution through September 30, 1996, totalled approximately 1.5 million
shares at an aggregate cost of $48.9 million.   As of September 30, 1996, White
River may repurchase approximately 0.5 million additional shares of Common Stock under its existing share repurchase authorization.

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

CCC

During the quarter ended September 30, 1996, CCC received proceeds, net of equity issuance costs, of $72.1 million from the CCC IPO. CCC used the net proceeds of the CCC IPO to retire the Former Credit Facility and to redeem a substantial portion of the shares of the CCC Preferred Stock, including accrued but unpaid dividends thereon. During August 1996, CCC secured the Revolving Credit Facility which provides CCC with the ability to borrow, for general corporate purposes, up to $20.0 million under a revolving line of credit. Borrowings under the Revolving Credit Facility will bear interest at the prime rate (as defined) or the LIBOR Rate plus 1.5% per annum, as selected by CCC. Through September 30, 1996, there have been no borrowings under the Revolving Credit Facility.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


Since the retirement of the Former Credit Facility, CCC's principal liquidity requirements are to provide for operating activities, including product development, and to fund purchases of equipment for internal and customer purposes. For the nine months ended September 30, 1996, net cash provided by CCC's operating activities was $17.0 million, net of $2.9 million which was used to repay contract funding balances. CCC used $3.2 million of cash to purchase equipment and software and $8.0 million to reduce debt outstanding under the Former Credit Facility.

CCC continues to review various financing alternatives. CCC's management believes that cash flows from operations and funds available under the Revolving Credit Facility will be sufficient to meet CCC's liquidity needs over the next 12 months. There can be no assurance, however, that CCC will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond those described above.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is party to various claims and routine litigation arising in the normal course of their businesses. Such claims and litigation are not expected to have a material adverse effect upon the Company.

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


Date: November 13, 1996                 White River Corporation



                                        By:      /s/ Robert T. Marto
                                               --------------------------------
                                        Name:  Robert T. Marto
                                        Title: President and
                                                Chief Executive Officer


                                        By:      /s/ Brian P. Zwarych
                                               ---------------------------------
                                        Name:  Brian P. Zwarych
                                        Title: Vice President and
                                                Chief Financial Officer