Form 10-K405
period 1996-12-31
WHITE RIVER CORP
filed 1997-03-31
CIK 913338

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ________________________________

                                   FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                       or
         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                         Commission file number 0-22604

                            WHITE RIVER CORPORATION
             (Exact name of registrant as specified in its charter)

       Delaware                                            93-1011071
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

        777 Westchester Avenue, Suite 201, White Plains, New York 10604
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (914) 251-0237

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                 -----------------------------------------
       None                                             None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value
                               (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting shares (based on the closing price of those shares listed on the Nasdaq National Market and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates (as defined in Rule 405) of the registrant as of March 24, 1997, was $132,850,000.

As of March 24, 1997, 4,874,756 shares of Common Stock with a par value of $0.01 per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the close of the registrant's fiscal year.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

The White River Corporation 1996 Annual Report to Stockholders and Form 10-K will be distributed on or about April 7, 1997, to stockholders of record as of March 27, 1997.

                                     PART I

Item 1.  Business.

The Company

White River Corporation (together with its wholly-owned subsidiaries, unless the context requires otherwise, "White River" or, together with all of its subsidiaries, the "Company"), formerly named FF Re Inc., was incorporated in Delaware in September 1989 and commenced operations in its present form on September 24, 1993, concurrent with the purchase and other transfer of selected assets and the assumption of certain liabilities (collectively, the "Capitalization") from its former parent company, Fund American Enterprises Holdings, Inc. and certain of its subsidiaries (together, "Fund American"). Additionally, on September 24, 1993, the Fund American board of directors approved in principle a plan to distribute (the "Distribution") approximately 75% of the outstanding shares of White River common stock, par value $0.01 per share (the "Common Stock"), to all holders of Fund American common stock. The Distribution commenced on December 22, 1993.

Prior to the Capitalization, White River served as the holding company for Fund American's investment management subsidiaries (the "Investment Management Group") and certain of Fund American's insurance subsidiaries. The insurance subsidiaries have had essentially no activity since their formation and White River ceased the operations of the Investment Management Group during August 1994.

During June 1994, White River completed its acquisition of a majority of the total outstanding shares of common stock, par value $0.10 per share (the "CCC Common Stock"), of CCC Information Services Group Inc., formerly InfoVest Corporation, (together with its subsidiaries, unless the context requires otherwise, "CCC"). During August 1996, CCC completed an initial public offering of approximately 29% of the resulting total outstanding CCC Common Stock for net proceeds of $72.1 million (the "CCC IPO"). As of December 31, 1996, White River held: (i) approximately 37% of the total outstanding shares of CCC Common Stock, (ii) 630 shares of CCC Series C Cumulative Redeemable Preferred Stock, stated value $1,000 per share (the "CCC Series C Preferred"), (iii) 3,601 shares of CCC Series D Cumulative Redeemable Preferred Stock, stated value $1,000 per share (together with the Series C Preferred, the "CCC Preferred Stock"), and 500 shares of CCC Series E Cumulative Redeemable Preferred Stock, stated value $1,000 per share (the "CCC Series E Preferred"). According to the terms of the Series E Preferred, White River continues to have a majority of the voting power associated with CCC's total outstanding voting stock. CCC is a supplier of automobile claims information and processing, claims management software and communications services.

Regulation

Based upon the composition of its assets at the time of the Capitalization, White River met the definition of an investment company (an "Investment

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Company") under the Investment Company Act of 1940 (the "Investment Company Act") and, accordingly, was subject to registration and regulation under such legislation. However, on December 6, 1993, White River received from the Securities and Exchange Commission (the "Commission") a temporary exemption (the "Exemptive Order") from registering as an Investment Company and was exempted from some, but not all, of the provisions of the Investment Company Act for a period of up to two years from the date of the Exemptive Order. White River requested this temporary exemption to provide management with time to dispose of a sufficient amount of investments, to acquire a majority interest in one or more operating businesses, or to take such other actions necessary to cause White River not to meet the definition of an Investment Company. During October 1995, White River filed a report with the Commission which concluded that, effective September 30, 1995, White River no longer met the definition of an Investment Company. Accordingly, White River no longer needs to rely upon the relief provided by the Exemptive Order. Since the filing of such report, White River has conducted and intends to continue to conduct its business operations so as to avoid having to register as an Investment Company under the Investment Company Act.

Investment Operations

In accordance with its plan to cease to meet the definition of an Investment Company, White River disposed of investments for proceeds and other consideration totaling $269.3 million during the period from the Capitalization through December 31, 1996. Such dispositions include $90.0 million of investments which were transferred during 1995 to Fund American in settlement of outstanding balances under a credit agreement between White River and Fund American (the "Credit Agreement").

As of December 31, 1996, White River's portfolio of investments totalled $99.1 million, as compared to a total portfolio of $76.3 million as of December 31, 1995. The increase during 1996 relates primarily to CCC's purchase of U.S. Treasury Bills and the increase in value of White River's investment in Cross Timbers Oil Company ("Cross Timbers") common stock. The 1996 investment balances consisted primarily of White River's interests in Cross Timbers ($60.8 million) and in Richard C. Blum & Associates - NWA Partners, L.P. ("NWA Partners") ($21.8 million), as well as U.S. Treasury Bills ($9.1 million) held by CCC. Investment income, including interest earned on cash and cash equivalent balances, totalled $9.0 million, $8.3 million and $6.8 million for
the years ended December 31, 1996, 1995 and 1994, respectively.    Net
investment gains totalled $16.2 million, $36.3 million, and $49.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

If, in the judgment of the board of directors of White River (the "White River Board"), the proceeds from the disposition of investments exceed the internal and acquisition needs of White River, such excess will be made available to White River's stockholders through dividends, share repurchases or other means approved by the White River Board.

White River, through its wholly-owned subsidiary White River Partners, Inc. ("Partners"), seeks to make controlling investments in distressed companies in various industries. During April 1996, Partners, through its wholly-owned subsidiary Hanover Accessories, Inc. ("Hanover"), acquired the business and assets of a company engaged in the design, distribution, sale and retail servicing of popular-priced fashion accessories, primarily for the children's market. Hanover currently markets over 3,500 different styles of products, many

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

of which are exclusive designs available only to Hanover. All of Hanover's products are supplied through contract manufacturers. Hanover's revenues from its commencement of operations during April 1996 through December 31, 1996, totalled $5.4 million.

Insurance-Related Services

The Company's revenues from insurance-related services totalled $131.0 million and $115.5 million for the years ended December 31, 1996 and 1995, and $53.9 million for the period from the date of the acquisition of CCC by White River (June 1994) through December 31, 1994.

During the years ended December 31, 1996 and 1995, and the period from the date of the acquisition of CCC by White River through December 31, 1994, 69%, 70% and 73%, respectively, of total insurance-related services revenue were attributable to the insurance industry.

Products

CCC's services and products are integrated for use with one another across multiple platforms and are designed for ease of use by the large number of people involved in the automobile claims process on a daily basis. Approximately 69% of CCC's consolidated revenue for 1996 was from the sale of services and products to insurance companies with the remainder sold to collision repair facilities and other customers. Revenues from Total Loss valuation services and EZEst and Pathways Collision Estimating software licensing accounted for 35% and 45%, respectively, of CCC's consolidated 1996 revenue.

Vehicle Valuation Services and Products. CCC's Total Loss service provides insurance companies the ability to effect total loss settlements on the basis of market-specific values based upon physically inspected used car inventories. Management believes that CCC's vehicle database, which contains detailed information about millions of vehicles either physically inventoried from one of more than 4,000 dealer lots or taken from recent advertisements, is the most comprehensive in North America. CCC uses its proprietary database and valuation software to provide insurance companies with independent, current, local, market values and vehicle identification data. CCC's Total Loss product complies with the regulatory requirements of all 50 states. Each total loss valuation includes a vehicle identification search under VINguard, CCC's vehicle identification number fraud protection program which matches current claims against CCC's database of previously totalled or stolen vehicles.

Collision Estimating Services and Products. EZEst was the first stand-alone, PC-based collision estimating system utilizing P-page logic to automate the process of eliminating repair activity overlaps and automating all included operations and ancillary repair work in preparing an estimate. P-page logic represents procedure pages from crash estimating guides that detail the steps involved in repairing various parts of a damaged vehicle depending on the extent of the damage. EZEst provides automobile insurers with fast and reliable estimates at a low cost. EZEst runs on any IBM-compatible laptop or desktop computer and contains all nine volumes of the Motor Crash Estimating Guide and other data necessary to build an estimate. CCC licenses the Motor Crash Estimating Guide data from a subsidiary of The Hearst Corporation. A unique feature of EZEst

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

is its recycled part valuation upgrade which will display and automatically insert into the estimate a predicted price of those recycled or salvage automotive parts statistically known to be available in the local market in which the estimate is written. The EZEst software, Motor Crash Estimating Guide database and other associated databases are updated via a monthly CD-ROM. EZEst is sold under multi-year contracts on a monthly subscription basis to both insurers and collision repair facilities. In April 1996, CCC began delivery of its next-generation estimating product, Pathways Collision Estimating, which provides all of the functionality of the EZEst product while adding the functionality of total loss and settlement processing, claim payment, salvage disposal and custom electronic forms. In November 1996, CCC introduced a collision repair facility version of Pathways Collision Estimating.

Claims Outsourcing Services and Products. ACCESS is an outsourced vehicle appraisal and restoration management service. Insurance companies use ACCESS to appraise and settle claims without hiring either additional staff or independent appraisers. ACCESS uses a network of CCC certified, fully equipped repair facilities and CCC's claims management tools to provide fast, low cost claims settlement with high customer satisfaction. In addition, CCC provides reinspection and restoration management staff for quality assurance. ACCESS is sold on a per claim basis under multi-year agreements.

EZNet Communications Network. EZNet connects insurers with their appraisers and repair network partners. EZNet's process management capabilities provide the information required to make appropriate and timely decisions, regardless of location or settlement process. EZNet is used principally for the complete electronic communication of work files and estimates to staff appraisers or insurance company direct repair program ("DRP") partners and for the receipt of auditable estimate data. (A DRP allows an insured whose automobile is involved in a collision to have the repair performed within a network of approved repair facilities.) EZNet is the only communications network tailored to provide automated communication services to participants in the automobile physical damage claim process, including: mailboxing, messaging, routing, imaging, assignment tracking, record library and third-party gateways. A unique feature of EZNet is the electronic appraisal review feature that provides real-time exception reporting to target re-inspections and improves management control of DRP networks and appraisers. EZNet also facilitates the management of car rental and salvage disposition. EZNet is sold both on a per transaction basis and on a monthly subscription basis.

EZFocus Digital Imaging. The EZFocus computerized digital photo imaging system allows automobile insurers and collision repairers to visually document vehicle damage and electronically communicate the image. This reduces claims cycle time while eliminating film cost and saving travel and overnight delivery expense.

Guidepost Decision Support. CCC recently added Guidepost, an executive information and data navigation software package to its tool set. Guidepost allows managers to electronically evaluate results, format reports, drill down for subject or personnel review and compare performance to industry and regional indices. Guidepost is offered on a monthly CD-ROM and development for network delivery is underway. While introduced as an element of CCC's suite of electronic DRP and collision estimating tools, Guidepost will be made available for all CCC's products, extending the integration of a multi-channel claims process.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

ACCLAIM Litigation Management. ACCLAIM is an outsourcing service offered to insurance companies for the processing and management of defined soft-tissue bodily injury claims. ACCLAIM uses CCC's licensed case management software and information management tools in connection with a national network of lawyers (the "Lawyers Network") to defend and dispose of lawsuits filed against insured-parties. ACCLAIM services are sold to insurance companies on a fixed fee, per claim basis. ACCLAIM is currently in pilot program status with the Lawyers Network.

Pathways Appraiser Workstation Software. In April 1996, CCC began delivery of Pathways, its windows-based appraiser workstation software platform designed to better serve the overall workflow needs of insurance field staffs. Pathways offers a common, graphical user interface across all applications which organizes claims in tabbed, electronic workfiles and reduces the time required to learn or develop new software functions or applications. Pathways includes a workflow manager which assists users in managing all aspects of their day-to-day activities, including receipt of new assignments, communication of completed activity, electronic file notes and reports as well as the automatic logging of key events in the claims process. CCC intends to integrate all of its existing field applications into this platform and develop all future field applications on Pathways. Pathways is fully integrated with CCC's communications network, allowing claim adjusters to operate in the field, and thereby reduce office and other expenses. The first Pathways application was Pathways Collision Estimating which provides all of the functionality of the EZEst product while adding the functionality of total loss and settlement processing, claim payment, salvage disposal and custom electronic forms. Pathways is sold under multi-year contracts on a monthly subscription basis.

Customers

CCC's business is based on relationships with the two primary users of CCC's services: automobile insurance companies and collision repair facilities. CCC's customers include the largest U.S. automobile insurance companies and most of the small to medium size automobile insurance companies in the country.

CCC's products are used by approximately 10,000 collision repair facilities.
CCC has collision repair customers in all 50 states, including most major metropolitan markets. In addition to assisting collision repair facilities in managing their businesses, many of these customers use CCC's services and products as a means to participate in insurance DRP programs, thereby making the use of CCC's services and products important to the customer's business growth.

Over half of CCC's revenue for 1996 was for services and products sold pursuant to contracts, which generally have multi-year terms. A substantial portion of CCC's remaining revenue represented sales to customers that have been doing business with CCC for many years. CCC's services and products are sold either on a monthly subscription or a per transaction basis.

Product Development and Programming

CCC's ability to maintain and grow its position in the claims industry is dependent upon the expansion of its products and services. Investments in development are therefore critical to obtaining new customers and

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

renewals from existing customers. CCC's product development and programming efforts principally consist of software development, development of enhanced communication protocols and custom user interfaces and applications, and database design and enhancement. The custom interfaces and applications are developed through CCC's Business Solution Group. CCC employs approximately 245 people in its product development organization. This group is comprised of database analysts, software engineers, business systems analysts, product managers and quality assurance employees responsible for client systems, server systems, data warehousing and distribution systems. Product engineering activities focus on improving speed to market of new products, services, and enhancements, adding new business functions without affecting existing services and products, and reducing development costs. CCC uses its class library of objects, knowledge of its clients' workflows and its automated testing tools to deliver quality workflow-oriented solutions to the marketplace quickly. CCC develops products in close collaboration with its clients based on specific needs. CCC's total product development and programming expense was $17.0 million, $14.9 million and $6.1 million for the years ended December 31, 1996 and 1995, and for the period from the acquisition of CCC by White River through December 31, 1994, respectively.

Intellectual Property

CCC relies primarily on a combination of contracts, intellectual property laws, confidentiality agreements and software security measures to protect its proprietary technology. CCC distributes its products under written license agreements, which grant end-users a license to use CCC's services and products and which contain various provisions intended to protect CCC's ownership and confidentiality of the underlying technology. CCC also requires all of its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of CCC's technology.

CCC has trademarked virtually all of its services and products. These marks are used by CCC in the advertising and marketing of CCC's services and products. EZEst and CCC are well-known marks within the automobile insurance and collision repair industries. CCC has patents for its collision estimation product pertaining to the comparison and analysis of the "repair or replace" and the "new or used" parts decisions. While the Total Loss calculation process is not patented, the methodology and processes are trade secrets of CCC and are essential to CCC's Total Loss business. Despite these precautions, management believes that existing laws provide only limited protection for CCC's technology and that it may be possible for a third party to misappropriate CCC's technology or to independently develop similar technology.

Certain data used in CCC's services and products is licensed from third parties for which they receive royalties. Management does not believe that CCC's services and products are significantly dependent upon licensed data, other than the Motor Crash Estimating Guide data, because management believes it can find alternative sources for such data. Management does not believe that it has access to an alternative database that would provide comparable information to the Motor Crash Estimating Guide, licensed from the Hearst Corporation through a scheduled expiration of April 30, 2002. Absent notification of cancellation by either CCC or the Hearst Corporation two years before the license's scheduled expiration, the license agreement is automatically extended for one year on a rolling annual basis. Any interruption of CCC's access to the Motor Crash Estimating Guide data could have a material adverse effect on CCC's business, financial condition and results

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

of operations.

CCC is not engaged in any material disputes with other parties with respect to the ownership or use of CCC's proprietary technology. CCC has been previously involved, however, in intellectual property litigation concerning certain data ownership rights, the resolution of which resulted in substantial payments by CCC. There can be no assurance that other parties will not assert technology infringement claims against CCC in the future. The litigation of such a claim may involve significant expense and management time. In addition, if any such claim were successful, CCC could be required to pay monetary damages and may also be required to either refrain from distributing the infringing product or obtain a license from the party asserting the claim (which license may not be available on commercially reasonable terms).

Competition

The market for CCC's products is highly competitive. CCC competes primarily on product differentiation, customer service and price. CCC's principal competitors are small divisions of two well capitalized, multinational firms, Automatic Data Processing ("ADP") and Thomson Publishing Corporation ("Thomson"). ADP offers both a PC-based collision estimating system and a total loss product to the insurance industry. ADP offers a different collision estimating system and a hardware-based digital imaging system to the collision repair industry. Thomson publishes crash guides for both the insurance and automobile collision repair industries and markets collision estimating, shop management and imaging products. In addition, there are several very small collision estimating programs sold into the market which do not use P-page logic. CCC has experienced steady competitive price pressure, particularly in the collision estimating market, over the past few years and expects that trend to continue. The strength of this trend may cause CCC to alter its mix of services, features and prices.

CCC intends to address the competitive price pressures by providing high quality, feature enhanced products and services to its clients. CCC intends to continue to develop user-friendly claims products and services incorporating its comprehensive proprietary inventory of data. CCC expects that the Pathways workflow manager will provide the necessary position with its insurance customers to effectively compete against competitive price pressures.

At times, insurance companies have entered into agreements with service providers (including ADP, Thomson and CCC) wherein the agreement provides, in part, that the insurance company will either use the product or service of that vendor on an exclusive basis or designate the vendor as a preferred provider of that product or service. If it is an exclusive agreement, the insurance company mandates that collision repair facilities, independent appraisers and regional offices use the particular product or service. If the vendor is a preferred provider, the collision repair facilities, appraisers and regional offices, are encouraged to use the preferred product, but may still choose another vendor's product or service. Additionally, some insurance companies mandate that all products be tested and approved at the companies' national level before regional levels can purchase such products. The benefits of being an endorsed product or on the approved list of an insurance company include immediate customer availability and a head start over competitors who may not be so approved. With respect to those insurance companies that have endorsed ADP or Thomson, but not CCC,

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

CCC will be at a competitive disadvantage.

In connection with CCC's strategy to provide outsourced claims processing services, CCC will compete with other third-party service providers, some of whom may have more capital and greater resources than CCC.

CCC currently processes the majority of insurer-to-collision repair facility repair assignment and estimate retrieval for DRPs through its EZNet communications network. Management believes there is a wide range of prospective competitors in this service area, many of which have greater resources than CCC.

Employees

At December 31, 1996, the Company had approximately 1,000 full-time employees, of which approximately 950 individuals were employed by CCC and approximately 40 individuals were employed by Hanover. The Company's employees are not covered by a collective bargaining agreement and management considers its employee relations to be satisfactory.

Item 2.  Properties.

White River leases approximately 11,000 square feet of office space as its principal executive office in White Plains, New York, under a lease expiring in 1998 and has the option to extend this lease for an additional five-year period.

CCC leases approximately 125,000 square feet of a multi-tenant facility as its principal office in Chicago, Illinois, under a lease expiring in 2008. CCC also leases approximately 84,000 square feet in Glendora, California, under a lease expiring in 2000. The Glendora facility consists of a satellite development and distribution center. CCC is currently negotiating a lease for approximately 30,000 additional square feet in a Chicago office facility separate from its principal office. This new space will house CCC's claims settlement services staff and enable the use of existing leased space at CCC's principal office for additional staff growth, particularly product development and programming staff.

Hanover leases approximately 20,500 square feet of space as its principal office and warehouse in Plymouth, Minnesota, under a lease expiring in 2001. Hanover also leases approximately 1,500 square feet of space as a showroom in New York, New York, under a lease expiring in 2001.

Management believes that its existing facilities and additional or alternative available space are adequate to meet the Company's requirements for the foreseeable future. Future requirements may be impacted by the growth of the Company.

Item 3.  Legal Proceedings.

In April 1996, CCC completed the settlement of a lawsuit involving MacLean Hunter Market Reports, Inc. ("MacLean Hunter"), an independent publisher of used car valuation books. The settlement amount

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

approximated the settlement charge of $4.5 million previously recorded during the second quarter of 1995. In conjunction with the settlement agreement, CCC received a three year license to MacLean Hunter's used car valuation book data at market rates.

The Company is a party to various claims and routine litigation arising in the normal course of business. Such claims and litigation are not expected to have a material adverse effect on the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

White River's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol WHRC. The low and high sales prices for shares of Common Stock for each quarter of 1996 and 1995 are set forth below:


----------------------------------------------------------------------------------------------
                                 1996                                 1995
                -------------------------------------  --------------------------------------
                 First     Second    Third    Fourth     First    Second   Third       Fourth
                Quarter   Quarter   Quarter   Quarter   Quarter   Quarter  Quarter     Quarter
----------------------------------------------------------------------------------------------
Low             $36-1/2   $37-1/4   $44-1/2     $52     $29-1/2   $31-3/4    $33-1/4   $33-1/2
High            $38-3/4   $46-7/8   $64-31/32   $65     $34       $35-1/2    $39       $38-1/2
==============================================================================================

Since the Capitalization, no dividends have been declared on shares of Common Stock and the White River Board currently does not intend to declare ordinary periodic dividends to holders of Common Stock. However, the White River Board intends to reevaluate from time to time the declaration of ordinary dividends with due consideration given to the financial characteristics of White River's remaining investments, its continuing operations and the amount and regularity of its cash flows as of that time. There can be no assurance as to when or whether the White River Board will declare any ordinary dividends. In addition, under certain circumstances, White River may make an extraordinary distribution of investments, cash, or a combination thereof to stockholders if, in the judgment of the White River Board, the available resources of White River exceed the internal and acquisition needs of White River.

As of March 24, 1997, there were 4,874,756 shares of Common Stock issued and outstanding. As of such date, there were approximately 600 stockholders of record, plus an indeterminate number of stockholders who hold shares of Common Stock in the names of nominees.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Item 6. Selected Financial Data.

Consolidated Statement of Operations Data

Selected consolidated statement of operations data for the years ended December 31, 1996, 1995 and 1994, and for the period from September 24, 1993, through December 31, 1993, follows:

-------------------------------------------------------------------------------------------------------
In thousands,
  except per share amounts                                         1996      1995(a)  1994(b)  1993(c)
------------------------------------------------------------------------------------------------------
Revenues                                                         $145,398   $123,795  $62,539  $ 1,843
Operating expenses                                                139,530    127,210   87,263    1,688
                                                                 --------   --------  -------  -------
Operating income (loss)                                             5,868     (3,415) (24,724)     155
                                                                 --------   --------  -------  -------
Net investment gains (losses)                                      16,150     36,255   49,678   (8,501)
Interest expense                                                    2,562      8,936    6,464      823
                                                                 --------   --------  -------  -------
Pretax income (loss)                                               19,456     23,904   18,490   (9,169)
Income tax expense (benefit)                                       14,306      7,909   (8,580)      --
                                                                 --------   --------  -------  -------
Income (loss) before extraordinary item                             5,150     15,995   27,070   (9,169)
Extraordinary loss on early retirement of debt, net of tax            678         --       --       --
                                                                 --------   --------  -------  -------
Net income (loss)                                                   4,472     15,995   27,070   (9,169)
Dividends and accretion on redeemable preferred stock                 727        585      530       88
                                                                 --------   --------  -------  -------
Net income (loss) applicable to common stock                     $  3,745   $ 15,410  $26,540  $(9,257)
                                                                 ========   ========  =======  =======
Primary income (loss) per common share:
   Income (loss) before extraordinary item                       $   0.91   $   2.94  $  4.47  $ (1.45)
   Net income (loss) applicable to common stock                  $   0.77   $   2.94  $  4.47  $ (1.45)

Fully-diluted income (loss) per common share:
   Income (loss) before extraordinary item                       $   0.85   $   2.84  $  4.38  $ (1.45)
   Net income (loss) applicable to common stock                  $   0.72   $   2.84  $  4.38  $ (1.45)

Cash dividends declared per common share                         $    --    $    --   $   --   $   --
======================================================================================================

(a) As discussed in Note 2 to the consolidated financial statements, White River adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective September 30, 1995.

(b) See Note 3 to the consolidated financial statements for a discussion of the acquisition of CCC by White River.

(c) White River commenced operations in its present form on September 24, 1993, concurrent with the Capitalization. See Note 1 to the consolidated financial statements for a discussion of the Capitalization.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Consolidated Statement of Financial Condition Data

Selected consolidated statement of financial condition data as of December 31, 1996, 1995, 1994 and 1993 follows:

-------------------------------------------------------------------------------------------------------
In thousands,
  except per share amounts                                         1996      1995(a)  1994(b)  1993
------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                        $188,365   $139,245  $ 94,985  $ 62,349
Investment securities, at market value                             72,699     48,154    16,400    50,204
Accounts receivable and other current assets                       15,206     14,482    14,044     7,044
                                                                 --------   --------  --------  --------
  Total current assets                                            276,270    201,881   125,429   119,597
Other investments                                                  26,420     28,103   129,383   131,835
Goodwill, net                                                      23,730     34,806    41,000        --
Purchased software and equipment, net                              20,478     25,791    36,239       135
Deferred income taxes and other assets                              7,614      6,174     9,462       176
                                                                 --------   --------  --------  --------
  Total assets                                                   $354,512   $296,755  $341,513  $251,743
                                                                 ========   ========  ========  ========
Liabilities
Accounts payable, accrued expenses and deferred revenues          $27,043    $26,260   $18,918    $5,758
Current portion of contract funding                                   123      3,328    10,133        --
Current portion of notes payable and other debt                       120      7,660     5,340        --
                                                                 --------   --------  --------  --------
  Total current liabilities                                        27,286     37,248    34,391     5,758
Notes payable and other debt                                          111     27,220    85,753    50,000
Noncontrolling interest in net assets of subsidiary                18,950         --        --        --
Deferred income taxes and other liabilities                        44,458     30,751    17,981     1,122
                                                                 --------   --------  --------  --------
  Total liabilities                                                90,805     95,219   138,125    56,880
Redeemable preferred stock                                          7,175      8,275     8,162     7,000
Stockholders' equity                                              256,532    193,261   195,226   187,863
                                                                 --------   --------  --------  --------
  Total liabilities, redeemable preferred stock and
    stockholders' equity                                         $354,512   $296,755  $341,513  $251,743
                                                                 ========   ========  ========  ========
Book value per common and common equivalent share (c)            $  51.98   $  39.01  $  33.75  $  29.29
========================================================================================================

(a) As discussed in Note 2 to the consolidated financial statements, White River adopted the provisions of SFAS No. 115, effective September 30, 1995.

(b) See Note 3 to the consolidated financial statements for a discussion of the acquisition of CCC by White River.

(c) The calculation of book value per common and common equivalent share reflects the potentially dilutive effects of White River's outstanding incentive and directors' compensation awards. See Note 2 to the consolidated financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition - As of December 31, 1996 and 1995

Book value per common and common equivalent share increased $12.97, or 33.2%, to $51.98 at December 31, 1996, from $39.01 at December 31, 1995. Such change reflects an increase of approximately $9.38 per share relating to the effects of the CCC IPO, as well as approximately $2.09 per share relating to the after tax increase in net unrealized investment gains. Both of these items were recorded directly to stockholders equity.

Cash and cash equivalents as of December 31, 1996, totalled $188.4 million, as compared to $139.2 million as of December 31, 1995. White River's cash and cash equivalents, less the $9.4 million held by CCC, increased by $43.6 million during 1996 due primarily to the redemption of approximately 87% of the CCC Preferred stock held by White River and the disposition of certain investment securities. Substantially all of the cash and cash equivalent balances held by White River as of December 31, 1996, were deposited with several major banking institutions in interest-bearing accounts with maturities of six days or less. As of December 31, 1996, such deposits earned a weighted average interest rate of 5.4% per annum. The White River Board continues to consider the level of capital available to White River in light of its internal needs and the prospects for the acquisition of additional operating businesses. If, as the result of such analysis, it is determined that stockholder value would best be enhanced through the return of capital to stockholders, White River may distribute to stockholders, through share repurchases or other means approved by the White River Board, funds which the White River Board concludes are in excess of the current and projected capital needs of White River.

Total notes payable and other debt decreased 99.3% to $0.2 million as of December 31, 1996, as compared to $34.9 million as of December 31, 1995. Such reduction was due primarily to the repayment of debt outstanding under CCC's former credit facility with proceeds from the CCC IPO.

Results of Operations -- Years Ended December 31, 1996, 1995 and 1994

Consolidated net income applicable to common stock totalled $3.7 million for the year ended December 31, 1996, or $0.72 per fully-diluted common share, as compared to $15.4 million, or $2.84 per share for the year ended December 31, 1995, and $26.5 million, or $4.38 per fully-diluted common share, for the year ended December 31, 1994. The 1996 results reflect pretax net investment gains of $16.2 million, as compared to $36.3 million reported for 1995 and $49.7 million for 1994.

Investment Operations

Investment Results

Based upon the composition of its assets at the time of the Capitalization, White River met the definition of an Investment Company under the Investment Company Act. As such, White River's accounting policies regarding the carrying value of investments as well as the treatment of changes in unrealized gains and losses

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


relating to such investments conformed to generally accepted accounting principles ("GAAP") for Investment Companies until such time as White River ceased to meet the definition of an Investment Company. White River ceased to meet the definition of an Investment Company effective September 30, 1995, and, accordingly, as discussed further in Note 2 to the consolidated financial statements, adopted the provisions of SFAS No. 115, as of such date. Under SFAS No. 115, changes in net unrealized investment gains and losses relating to White River's investment securities are reported net of tax as a separate component of stockholders' equity and, except for declines in value which are deemed to be other than temporary in nature, changes in net unrealized investment gains and losses relating to White River's other investments are not recognized until realized. As a result of the adoption of SFAS No. 115, pretax net unrealized gains of $17.0 million and $12.8 million were recorded directly to stockholders' equity during 1996 and 1995, respectively.

For the year ended December 31, 1996, pretax investment income totalled $9.0 million, including $7.9 million of interest income generated from the cash and cash equivalents balances held during 1996. Pretax investment income totalled $8.3 million for the year ended December 31, 1995, and $6.8 million for the year ended December 31, 1994. The 1994 amount includes $1.4 million relating to dividends in arrears which were paid during the first quarter upon the redemption of White River's interest in Lone Star Technologies, Inc. preferred stock.

White River's dispositions of investments totalled $21.2 million, $118.9 million and $86.7 million during the years ended December 31, 1996, 1995 and 1994, respectively. The 1995 investment dispositions included the transfer of $90.0 million of investments to Fund American in settlement of outstanding balances under the Credit Agreement, which resulted in pretax net investment gains of $11.0 million.

Investment Portfolio Composition

White River's remaining investment holdings consist primarily of its interests in Cross Timbers and NWA Partners which represented 61.3% and 22.0%, respectively, of White River's total investment portfolio. White River's management believes that this concentration may make the value of White River's investments more volatile than the value of a more diversified portfolio.

Cross Timbers was organized in 1990 and is engaged in the acquisition and
-------------
development of producing oil and gas properties and the marketing and transportation of oil and natural gas. Cross Timbers' oil and gas properties are concentrated in major producing basins in Oklahoma, East Texas and the Permian Basin of West Texas and New Mexico. Based upon information available to the Company, White River's holdings represented 14.9% of the total outstanding Cross Timbers common stock as of December 31, 1996. The Cross Timbers common stock held by White River generally is not registered for sale in the open market; however, White River does have limited demand registration rights with regard to such shares. In addition, White River can sell its holdings of Cross Timbers common stock in accordance with the volume restrictions under Rule 144 of the U.S. Securities Act of 1933, as amended. During 1996, such sales totalled 262,000 shares resulting in gross proceeds of $6.5 million.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

The common stock of Cross Timbers is traded on the New York Stock Exchange under the symbol "XTO", and during the 52-week period ended December 31, 1996, its daily closing market price ranged between a high of $28 3/4 and a low of $15 5/8 per share. The closing market price of such shares as of December 31, 1996, was $25 1/8 per share. In recognition of White River's demand registration rights with respect to its shares of Cross Timbers common stock, White River began carrying its interest in Cross Timbers at market value effective September 30, 1995, upon the adoption of SFAS No. 115. Accordingly, White River's interest in Cross Timbers was carried at $60.8 million and $47.3 million under the caption investment securities in the accompanying consolidated statement of financial condition as of December 31, 1996, and 1995, respectively.

White River recognized dividend income of $0.8 million for each of the years ended December 31, 1996, 1995 and 1994, from its interest in Cross Timbers. There can be no assurance that Cross Timbers will continue to pay dividends on its common stock at this level, or if dividends will be paid at all.

The energy and natural resources industries, particularly the oil and natural gas industries, are highly competitive, require significant capital expenditures, and are subject to extensive regulation at both the national and local levels. Unpredictable fluctuations in the prices of oil, natural gas and other natural resources, as well as changes in the level of development and production expenditures by the operators of companies in this sector, generally affect the market price of the securities of such companies. For these reasons, among others, management believes that the value of its interest in Cross Timbers may be subject to additional market price volatility not applicable to the securities markets in general.

NWA Partners is a limited partnership formed during 1989 under the laws of the
------------
State of California for the purpose of investing in Northwest Airlines Corporation ("Northwest Airlines") equity securities. During December 1993, NWA Partners entered into a stockholders' agreement (the "NWA Stockholders' Agreement") with the participants in the Northwest Airlines leveraged buyout (the "Northwest LBO"), which, among other things, restricted transfer of most of the shares of Northwest Airlines common stock held by the parties to the Northwest LBO until June 1997. NWA Partners has an original term of ten years, which is extendable at the discretion of the general partner for up to two additional years.

White River acquired its interest in NWA Partners in connection with the Capitalization. White River's interest in NWA Partners represented approximately 21% of partnership assets as of December 31, 1996 and 1995. During the year ended December 31, 1995, White River received distributions totaling $3.5 million from NWA Partners, resulting in pretax net investment gains of $2.8 million. These distributions represented White River's share of the proceeds from the sale of a portion of NWA Partners' assets. As of December 31, 1996, NWA Partners' remaining assets consisted primarily of 4.7 million shares of Northwest Airlines Class A common stock, par value $0.01 per share (the "Northwest Common Stock"), 1,727 shares of Northwest Airlines Series B Preferred Stock, stated value $50,000 per share (the "Northwest Preferred Stock"), and approximately 0.7 million shares of Northwest Common Stock subject to a call option at a strike price of $18.75 per share, payable in shares of Northwest Preferred Stock. The Northwest Preferred Stock accrues dividends at 8% per annum. Payment of dividends that accrue through August 1998 is deferred until the final redemption of the Northwest Preferred Stock in August 2003.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Prior to the adoption of SFAS No. 115, White River valued its interest in NWA Partners based upon its estimate of fair value determined with due consideration given to the current market value of the unrestricted Northwest Common Stock and the estimated value of the Northwest Preferred Stock. To arrive at fair value, White River applied a significant discount to such values due to liquidity restrictions caused in part by restrictions on transfer imposed by the NWA Stockholders' Agreement as well as the partnership terms of NWA Partners. Upon the adoption of SFAS No. 115, White River began to carry its interest in NWA Partners at its adjusted cost, which was determined to be its carrying value at the date of adoption. Accordingly, the carrying value of White River's interest in NWA Partners as of December 31, 1996 and 1995, was $21.8 million, as compared to management's estimate of fair value which was $32.5 million and $27.3 million, respectively.

Since the passage of the Airline Deregulation Act of 1978, the airline industry has been characterized by strong competition and industry consolidation. A number of airlines have filed for bankruptcy and/or ceased operations. Airlines offer discount fares, a wide range of schedules, frequent flyer mileage programs, and ground and in-flight services as competitive tools to attract passengers and increase market share. Because of the relative ease with which U.S. carriers can enter new markets, each carrier's domestic service is subject to potential increases in competition from other air carriers, the extent and effect of which cannot be predicted. The airline industry is subject to substantial price competition as U.S. carriers are free to determine domestic pricing policies without government regulation. Domestic price competition has accelerated the efforts of airline management to reduce costs and improve productivity. Although the U.S. government retains authority over international fares, such fares are also subject to the jurisdiction of the foreign countries being served. For these reasons, among others, White River's management believes that the value of its interest in NWA Partners may be subject to additional price volatility not applicable to the securities markets in general.

Insurance-Related Services

Revenues from insurance-related services totalled $131.0 million and $115.5 million for the years ended December 31, 1996 and 1995, and $53.9 million for the period from the date of the acquisition of CCC by White River (June 1994) through December 31, 1994. The 13.4% increase in CCC's revenues during 1996 reflects additional collision estimating software licensing, the processing of additional outsourced claims by new and existing customers, as well as higher demand for valuation services. CCC's revenues of $58.9 million for the last six months of 1995 represented an increase of 9.2% over the comparable period in 1994 due primarily to new customers for CCC's collision estimating software and network communications products, offset in part by a decrease in Total Loss valuation service revenues. The decline in Total Loss revenues in 1995 was partially attributable to the MacLean Hunter litigation.

On a stand-alone basis, CCC reported net income before accretion and dividends on preferred stock of $14.8 million and $1.3 million for the years ended December 31, 1996 and 1995, respectively. For the period from the date of the acquisition of CCC by White River through December 31, 1994, CCC reported net income from continuing operations before accretion and dividends on preferred stock of $1.7 million. The 1995 results include the $4.5 million pretax provision for loss relating to the MacLean Hunter litigation claim. White River's adjustment for the goodwill and purchased software related to the CCC acquisition, as well as the noncontrolling shareholders' interest in the earnings of CCC during the 1996 period, reduced net income by

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

$14.8 million, $9.0 million and $4.4 million for the years ended December 31, 1996 and 1995, and for the period from the date of the acquisition of CCC by White River through December 31, 1994, respectively.

As a result of the CCC IPO, White River recognized a noncontrolling interest in the net assets of CCC. As of December 31, 1996, such noncontrolling interest totalled $19.0 million. The minority interest in CCC as of December 31, 1995, represents a recoverable balance which was not reflected in the consolidated statements of financial condition at such date because the minority interest did not guarantee the obligations of CCC nor was it otherwise committed to provide further financial support.

Other Services

Until August 1994, CCC, through various subsidiaries and related businesses ("Faneuil"), provided customer satisfaction surveys, credit card registration, telemarketing sales and research, computer time-sharing and certain related activities. During August 1994, CCC sold Faneuil to a group of investors, which includes members of Faneuil management (including a former CCC director), for net cash and other consideration of $6.2 million. On a stand-alone basis, CCC reported a $3.6 million gain from discontinued operations, net of income taxes, as a result of the sale of Faneuil. For purposes of White River's consolidated financial statements, such gain was reflected during the year ended December 31, 1994, as a reduction of the goodwill recorded by White River upon the acquisition of CCC.

Income Taxes

Valuation Allowance

The Company provides for deferred income taxes which reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Furthermore, deferred tax assets are recorded net of a valuation allowance if management believes that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of December 31, 1993, White River had deferred tax assets totaling $16.6 million consisting primarily of the excess of White River's tax basis over its GAAP carrying value for certain investments. Due to the absence of capital gains (both realized and unrealized) which would allow recognition of such deferred tax benefits, management determined that a valuation allowance for the full amount of such deferred tax assets was necessary as of December 31, 1993. During 1994, White River recorded pretax net investment gains of $49.7 million. Accordingly, management determined that by December 31, 1994, a valuation allowance was no longer necessary thus reducing reported income taxes for the year ended December 31, 1994, by $16.6 million.

As of December 31, 1995, CCC carried a valuation allowance of $5.0 million against future income tax benefits which were not recognized for book purposes due to the existence of historical operating losses and the resulting uncertainties regarding the availability of future taxable income. CCC reduced valuation allowances by $4.7 million thus reducing its stand-alone income tax expense in 1996 as a result of its successful recapitalization, through the CCC IPO, and its demonstrated pattern of profitability. White River treated its

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

share of the reversal of these CCC tax benefits as a reduction of its goodwill relating to the CCC acquisition. CCC's remaining valuation allowance of $0.3 million as of December 31, 1996, pertains to capital loss carry forwards, the realization of which is not assured.

Liquidity and Capital Resources

White River


As of December 31, 1996, the Company had consolidated cash and cash equivalents of $188.4 million, of which $179.0 million relates to balances held by White River. White River's primary sources of additional cash include sales of investments, interest earned on cash equivalents and dividends earned on investments. For the foreseeable future, White River does not expect to receive cash dividends on its holdings of CCC Common Stock, and, based upon the terms of the CCC Preferred Stock, further dividends will not begin to accrue until June 1998. White River has not made any formal or informal commitment to make additional investments in or advances to CCC.

The White River Board has not declared, and currently does not intend to declare, ordinary periodic dividends on the Common Stock. However, the White River Board intends to reevaluate from time to time the declaration of dividends with due consideration given to the financial characteristics of White River's remaining investments, its continuing operations and the amount and regularity of its cash flows as of that time. There can be no assurance as to when or whether the White River Board will declare any such dividends.

During the year ended December 31, 1996, the Company repurchased approximately 28,000 shares of Common Stock for an aggregate cost of $1.1 million. Cumulative share repurchases during the period from the Distribution through December 31, 1996, totalled approximately 1,495,000 shares of Common Stock at an aggregate cost of $48.9 million. As of December 31, 1996, White River may repurchase an additional 523,000 shares of Common Stock under its existing share repurchase authorization. The White River Board intends to consider the level of capital available to White River in light of prospects for the acquisition of operating interests. If, as the result of such analysis, it is determined that stockholder value would best be enhanced through the return of capital to stockholders, White River may distribute to stockholders, through share repurchases or other means approved by the White River Board, funds which the White River Board concludes are in excess of the capital needs of White River's operations.

As part of the Capitalization, White River issued to Fund American 7,000 shares of White River Series A Non-Participating Cumulative Preferred Stock, par value $1.00 per share (the "Redeemable Preferred Stock"), which are entitled to aggregate annual dividends of $0.5 million and must be redeemed during September 1998, at a redemption price of $1,000 per share. Fund American sold the Redeemable Preferred Stock to two unaffiliated institutional investors at the time of the Distribution.

During December 1993, White River and Fund American entered into the Credit Agreement, which provided for a term loan and revolving credit facility. During 1995, White River repaid the entire $90.0 million balance due to Fund American under the Credit Agreement by transferring to Fund American certain investments.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Management believes that available cash and funds generated from sales of investments will be sufficient for White River to satisfy its working capital requirements for the foreseeable future.

CCC



CCC's primary source of cash includes receipts of customer billings, which are generally invoiced monthly in advance for EZEst units and Pathways subscriptions and monthly in arrears for Total Loss and EZNet transactions. During the year ended December 31, 1996, CCC generated net cash from operating activities of $20.3 million, net of contract funding revenue amortization of $3.3 million. CCC used $5.6 million, excluding noncash capital expenditures, to purchase equipment and software and invested $9.0 million in marketable securities.

On August 21, 1996, CCC completed its initial public offering of common stock, generating proceeds of $72.1 million, net of underwriters' discounts and related equity issue costs. Proceeds from the offering of $36.1 million were used to redeem approximately 87% of the CCC Preferred Stock at stated value plus accrued dividends. In addition, proceeds from the offering of $28.0 million were used to make principal repayments on long-term debt. The balance of CCC's principal repayments during the year ended December 31, 1996, was generated from operations.

On August 22, 1996, CCC secured a $20.0 million revolving credit facility through a new commercial bank (the "New CCC Facility"). There have been no borrowings under the New CCC Facility. Indebtedness under the New CCC Facility would bear interest at either of two rates as selected by CCC: the London Inter-Bank Offering Rate plus 1.5% per annum, or the prime rate. Following the offering, CCC's principal liquidity requirements include its operating activities, including product development, and its investments in internal and customer capital equipment.

Under the New CCC Facility, CCC is, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the New CCC Facility also requires CCC to maintain certain levels of operating cash flow and interest expense coverage, and limits CCC's ability to make capital expenditures and investments and declare dividends.

Management believes that cash flows from operations and the New CCC Facility will be sufficient to meet CCC's liquidity needs over the next 12 months. There can be no assurance, however, that CCC will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond those described above.


Item 8. Financial Statements and
Supplementary Data.

The information required by this item is contained under "WHITE RIVER CORPORATION AND SUBSIDIARIES -- CONSOLIDATED FINANCIAL STATEMENTS" attached hereto as ANNEX I.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                   PART III



Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to White River's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, which is expected to be sent to stockholders and filed with the Commission on or about April 7, 1997.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to White River's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, which is expected to be sent to stockholders and filed with the Commission on or about April 7, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to White River's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, which is expected to be sent to stockholders and filed with the Commission on or about April 7, 1997.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to White River's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, which is expected to be sent to stockholders and filed with the Commission on or about April 7, 1997.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Financial Statement Schedules

              All financial statement schedules are omitted as they are not applicable or the information required is included in the consolidated financial statements or notes thereto.

          (b) Reports on Form 8-K

              None.

          (c) Exhibits

*2.1 Purchase Agreement, dated as of April 15, 1994, among White River Ventures, Inc. and Teachers Insurance and Annuity Association of America, The Mutual Life Insurance Company of New York, TCW Special Placements Fund II, TCW Capital and BankAmerica Capital Investments (Current Report on Form 8-K dated April 15, 1994, File No. 0-22604 -- Exhibit 2.1).

*2.1 (a)  Index of Omitted Schedules; Agreement to Furnish Upon
          Request (Current Report on Form 8-K dated April 15,
          1994, File No. 0-22604 -- Exhibit 2.1(a)).

*2.2 Reorganization Agreement, dated as of June 16, 1994, between InfoVest Corporation and White River Ventures,
          Inc. (Current Report on Form 8-K dated June 16, 1994,
          File No. 0-22604 -- Exhibit 2.1).

*2.2 (a)  Index of Omitted Schedules; Agreement to Furnish Upon
          Request (Current Report on Form 8-K dated June 16,
          1994, File No. 0-22604 -- Exhibit 2.1(a)).

*2.3 Stock and Asset Purchase Agreement, dated as of August 25, 1994, by and among InfoVest Corporation and Credit Card Service Corporation and Faneuil, Inc., New Service, Inc. and Faneuil ISG, Inc. (Current Report on Form 8-K dated August 25, 1994, File No. 0-22604 --
          Exhibit 2.1).

*2.3 (a)  Index of Omitted Exhibits and Schedules; Agreement to
          Furnish Upon Request (Current Report on Form 8-K dated August 25, 1994, File No. 0-22604 -- Exhibit
          2.1(a)).

*3.1      Restated Certificate of Incorporation of the
          Registrant as filed with the Secretary of State of the State of Delaware (Form 10, File No. 0-22604 --
          Exhibit 3.1).

*3.2      By-Laws of the Registrant (Form 10, File No. 0-22604
          -- Exhibit 3.2).

*4.1      Rights Agreement between the Registrant and First
          Chicago Trust Company of New York, as Rights Agent
          (Form 8-A, File No. 0-22604 -- Exhibit 1).

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

*4.2      Certificate of Designations of Series A,
          Non-Participating Cumulative Preferred Stock (Form 10,
          File No. 0-22604 -- Exhibit 4.2).

*4.3      Certificate of Designations of Series B, Participating
          Cumulative Preferred Stock (Form 10-K for the year ended December 31, 1993, File No. 0-22604 -- Exhibit
          4.3).

*4.4 White River Common Stock Certificate (Form 10-K for the year ended December 31, 1993, File No. 0-22604 --
          Exhibit 4.4).

*10.1 1993 Incentive Compensation Plan of the Registrant adopted on September 24, 1993 (Form 10, File No.
          0-22604 -- Exhibit 10.1).

*10.2 Voluntary Deferred Compensation Plan of the Registrant adopted on September 24, 1993 (Form 10, File No.
          0-22604 -- Exhibit 10.2).

*10.3     Deferred Benefit Plan of the Registrant adopted on
          September 24, 1993 (Form 10, File No. 0-22604 --
          Exhibit 10.3).

*10.4 Letter Agreement Evidencing Award of Performance Units between the Registrant and Andrew Delaney (Form 10-K for the year ended December 31, 1993, File No. 0-22604
          -- Exhibit 10.4).

*10.5 Letter Agreement Evidencing Award of Performance Units between the Registrant and Gordon S. Macklin (Form
          10-K for the year ended December 31, 1993, File No.
          0-22604 -- Exhibit 10.5).

*10.6 Credit Agreement dated as of December 13, 1993, between the Registrant and Fund American Enterprises
          Holdings, Inc. (Form 10-K for the year ended December
          31, 1993, File No. 0-22604 -- Exhibit 10.6).

*10.7 Intercompany Services and Expense Sharing Agreement dated as of September 24, 1993, between the Registrant and Fund American Enterprises Holdings, Inc. (Form 10,
          File No. 0-22604 -- Exhibit 10.8).

*10.8     First Amendment to the Deferred Benefit Plan of the
          Registrant dated as of December 17, 1993 (Form 10-K for the year ended December 31, 1993, File No. 0-22604
          -- Exhibit 10.10).

*10.9 Stockholders' Agreement, dated as of June 16, 1994, by and among CCC, White River Ventures, Inc. and the Inside Stockholders of CCC identified on Exhibit A thereto (Current Report on Form 8-K dated June 16, 1994, File No. 0-22604 -- Exhibit 10.1).

*10.10    Regulatory Contingency Agreement, dated as of June 16,
          1994, between CCC and White River Ventures, Inc.
          (Current Report on Form 8-K dated June 16, 1994, File
          No. 0-22604 -- Exhibit 10.2).

*10.11 Registration Rights Agreement, dated as of May 23, 1995, between the Registrant and the Selling Stockholders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-93544).

11        Statement re Computation of Per Share Earnings

21        Subsidiaries of the Registrant

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


23.1      Consent of Ernst & Young LLP

23.2      Consent of Price Waterhouse LLP

24        Powers of Attorney

27        Financial Data Schedule


     * Previously filed as indicated and incorporated herein by reference.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                White River Corporation

                                By:     /s/ Robert T. Marto
                                        ---------------------------------
                                        Robert T. Marto
                                        President and
                                          Chief Executive Officer

                                Date:   March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                           Title                         Date
----------------------            ---------------------           --------------

*
----------------------
Gordon S. Macklin                 Chairman of the Board           March 26, 1997

/s/ Robert T. Marto
----------------------
Robert T. Marto                   Director, President and
                                    Chief Executive Officer       March 26, 1997

*
----------------------
Andrew Delaney                    Director                        March 26, 1997

*
----------------------
Patrick M. Byrne                  Director                        March 26, 1997


 /s/ Brian P. Zwarych
----------------------
Brian P. Zwarych                  Chief Financial Officer         March 26, 1997
                                    and Treasurer


*By: /s/ Robert T. Marto
    ---------------------------------
    Robert T. Marto, Attorney-in-Fact

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


                                    ANNEX I



                       CONSOLIDATED FINANCIAL STATEMENTS

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Financial Statements

  Consolidated Statements of Financial Condition.................  F-1

  Consolidated Statements of Operations..........................  F-2

  Consolidated Statements of Stockholders' Equity................  F-3

  Consolidated Statements of Cash Flows..........................  F-4

  Notes to Consolidated Financial Statements.....................  F-5

  Report on Management's Responsibilities........................  F-31

  Report of Ernst & Young LLP....................................  F-32

  Report of Price Waterhouse LLP.................................  F-33

All financial statement schedules are omitted as they are not applicable or the information required is included in the consolidated financial statements or notes thereto.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

Dollars in thousands,                                        December 31,
  except per share amounts                                1996          1995
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                               $188,365      $139,245
Investment securities, at market value (adjusted
cost: $42,892 and $35,356)                                72,699        48,154
Accounts receivable, less allowances of $1,942
and $1,472                                                10,661         9,899
Other current assets                                       4,545         4,583
                                                        --------      --------
  Total current assets                                   276,270       201,881
Other investments, at adjusted cost (fair value:
$39,813 and $34,495)                                      26,420        28,103
Goodwill, less accumulated amortization of
$14,675 and $9,489                                        23,730        34,806
Purchased software and equipment, net                     20,478        25,791
Deferred income tax asset                                  6,410         4,070
Other assets                                               1,204         2,104
                                                        --------      --------
  Total assets                                          $354,512      $296,755
==============================================================================
Liabilities
Accounts payable and accrued expenses                    $21,334       $21,197
Deferred revenues                                          5,709         5,063
Current portion of contract funding                          123         3,328
Current portion of notes payable and other debt              120         7,660
                                                        --------      --------
  Total current liabilities                               27,286        37,248
Deferred income tax liability                             21,867        17,961
Noncontrolling interest in net assets of
 subsidiary                                               18,950            --
Notes payable and other debt                                 111        27,220
Other liabilities                                         22,591        12,790
                                                        --------      --------
  Total liabilities                                       90,805        95,219
                                                        --------      --------
Redeemable preferred stock                                 7,175         8,275
                                                        --------      --------
Stockholders' equity
Series B, Participating Cumulative Preferred
Stock - par value $1.00
  per share; 50,000 shares designated; none issued            --            --
Common stock - par value $0.01 per share;
  62,500,000 shares authorized; 6,370,000 shares issued       64            64
Common paid-in surplus                                   249,546       199,936
Retained earnings                                         36,438        32,693
Net unrealized investment gains, net of tax               19,358         8,319
Common stock in treasury, at cost (1,495,244 and
1,467,079 shares)                                        (48,874)      (47,751)
                                                        --------      --------
  Total stockholders' equity                             256,532       193,261
                                                        --------      --------
  Total liabilities, redeemable preferred stock
    and stockholders' equity                            $354,512      $296,755

==============================================================================
The accompanying notes are an integral part of these consolidated financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

In thousands,                                   Year Ended December 31,
                                         ---------------------------------------
  except per share amounts                  1996            1995         1994
--------------------------------------------------------------------------------
Revenues
Insurance-related services                $130,977        $115,519     $ 53,922

Investment income                            8,984           8,276        6,829

Other revenue                                5,437             --         1,788
                                          --------        --------     --------
  Total revenues                           145,398         123,795       62,539
                                          --------        --------     --------
Operating expenses

Compensation and benefits                   63,725          51,781       26,302

Write-off of purchased in-process
  research and development                      --              --       27,582

Other operating expenses                    75,805          75,429       33,379
                                          --------        --------     --------
  Total operating expenses                 139,530         127,210       87,263
                                          --------        --------     --------
  Operating income (loss)                    5,868          (3,415)     (24,724)
                                          --------        --------     --------
Net investment gains

Net realized investment gains               16,150          25,037       26,722

Change in net unrealized investment
 gains and losses                               --          11,218       22,956
                                          --------        --------     --------
  Net investment gains                      16,150          36,255       49,678
                                          --------        --------     --------
Interest expense                             2,562           8,936        6,464
                                          --------        --------     --------
Pretax income                               19,456          23,904       18,490

Income tax expense (benefit)                14,306           7,909       (8,580)
                                          --------        --------     --------
Income before extraordinary item             5,150          15,995       27,070

Extraordinary loss on early retirement of
debt, net of tax of $437                       678              --           --
                                          --------        --------     --------
Net income                                   4,472          15,995       27,070

Dividends and accretion on redeemable
preferred stock                                727             585          530
                                          --------        --------     --------
Net income applicable to common stock       $3,745         $15,410      $26,540
                                          ========        ========     ========

Primary income per common share:

   Income before extraordinary item          $0.91           $2.94        $4.47

   Net income applicable to common stock     $0.77           $2.94        $4.47

Fully-diluted income per common share:

   Income before extraordinary item          $0.85           $2.84        $4.38

   Net income applicable to common stock     $0.72           $2.84        $4.38
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------
                                                                                                    Net
                                                                    Common      Retained     unrealized      Common
                                                        Common     paid-in      Earnings     investment    stock in
Dollars in thousands                         Total       stock     surplus      (deficit)         gains    treasury
-------------------------------------------------------------------------------------------------------------------
Balances as of December 31, 1993          $187,863         $64    $199,936       $(9,257)       $   --     $ (2,880)
 Net income                                 27,070                                27,070

  Dividends and accretion on
    redeemable preferred stock                (530)                                 (530)
  Repurchases of 612,895 shares of
   Common Stock                            (19,177)                                                         (19,177)
                                          -------------------------------------------------------------------------
Balances as of December 31, 1994           195,226          64     199,936        17,283             --     (22,057)
  Net income                                15,995                                15,995
  Dividends and accretion on
    redeemable preferred stock                (585)                                 (585)
  Adoption of SFAS No. 115, effective
    September 30, 1995, net of tax           2,484                                                2,484
  Change in unrealized investment gains
    and losses, net of tax                   5,835                                                5,835
  Repurchases of 762,410 shares of
   Common Stock                            (25,694)                                                         (25,694)
                                          -------------------------------------------------------------------------
Balances as of December 31, 1995           193,261          64     199,936        32,693          8,319     (47,751)
  Net income                                 4,472                                 4,472
  Dividends and accretion on
    redeemable preferred stock                (727)                                 (727)
  Change in unrealized investment gains
    and losses, net of tax                  11,039                                               11,039
  Repurchases of 28,165 shares of
   Common Stock                             (1,123)                                                          (1,123)
  Effects of initial public offering of
   CCC Common Stock, net of tax             49,506                  49,506
  Other, net                                   104                     104
                                          -------------------------------------------------------------------------
Balances as of December 31, 1996          $256,532         $64    $249,546       $36,438        $19,358    $(48,874)
===================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
In thousands                                          Year Ended December 31,
                                                   ----------------------------
                                                     1996       1995       1994
--------------------------------------------------------------------------------
Net income                                       $  4,472   $ 15,995   $ 27,070

Adjustments to reconcile net income to net cash
 and cash equivalents provided from (used for)
 operations:
     Net investment gains                         (16,150)   (36,255)   (49,678)
     Amortization and depreciation of purchased
      software and equipment                       12,213     14,170      7,246
     Repayment of contract funding balances        (3,340)   (10,249)    (8,208)
     Deferred income tax expense (benefit)         (3,358)     9,002    (14,100)
     Amortization of goodwill                       5,186      6,194      3,295
     Extraordinary loss on early retirement of
      debt, net of tax                                678         --         --
     Change in accounts payable and accrued
      expenses                                        202      6,030     (9,702)
     Change in other liabilities                    9,935      1,990      6,144
     Write-off of purchased in-process research
      and development                                  --         --     27,582
     Other, net                                     1,933      3,117      3,353
                                                 --------   --------   --------
Net cash and cash equivalents provided from
 (used for) operations                             11,771      9,994     (6,998)
                                                 --------   --------   --------
Cash flows provided from investing activities:
     Proceeds from sales of investments            21,106     29,921     91,635
     Purchases of investments                     (11,005)        --     (2,629)
     Purchases of software and equipment           (5,568)    (3,003)    (2,127)
     Proceeds from Faneuil Sale, net of expenses       --        500      5,729
     Purchase of CCC, net of cash received             --         --    (34,696)
     Sale of joint venture interest                    --         --      6,883
     Purchase of joint venture interest                --         --     (6,774)
     Other, net                                       (97)        48        164
                                                 --------   --------   --------
Net cash and cash equivalents provided from
 investing activities                               4,436     27,466     58,185
                                                 --------   --------   --------
Cash flows provided from (used for) financing
 activities:
     Proceeds from CCC IPO, net of underwriters'
      discounts                                    73,795         --         --
     Proceeds from notes payable and other debt    10,750     44,000      4,370
     Payment of equity and debt issue costs        (2,053)        --         --
     Repurchases of Common Stock                   (1,188)   (25,652)   (22,057)
     Redemption of redeemable preferred stock,
      including accrued dividends                  (1,354)        --         --
     Principal payments on notes payable and
      other debt                                  (46,740)   (11,101)        --
     Dividends paid on redeemable preferred
      stock                                          (473)      (473)      (473)
     Other, net                                       176         26       (391)
                                                 --------   --------   --------
Net cash and cash equivalents provided from
 (used for) financing activities                   32,913      6,800    (18,551)
                                                 --------   --------   --------
Net increase in cash and cash equivalents
 during period                                     49,120     44,260     32,636
Cash and cash equivalents balance at
 beginning of period                              139,245     94,985     62,349
                                                 --------   --------   --------
Cash and cash equivalents balance at end of
 period                                          $188,365   $139,245   $ 94,985
================================================================================
Supplemental information:
     Income taxes refunded (paid)                $(12,690)  $    943   $ (5,526)
     Interest paid                               $  2,573   $  7,324   $  4,424
     Non-cash equipment financing                $  1,341   $    888   $    439
     Exchanges of investments in settlement of
      notes payable and other debt               $     --   $ 90,000   $     --
     Exchanges of investment securities          $     --   $     --   $  3,619
================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

White River Corporation (together with its wholly-owned subsidiaries, unless the context requires otherwise, "White River" or, together with all of its subsidiaries, the "Company") commenced operations in its present form on September 24, 1993, concurrent with the purchase and other transfer of selected assets and the assumption of certain liabilities (collectively, the "Capitalization") from its former parent company, Fund American Enterprises Holdings, Inc. and certain of its subsidiaries (together, "Fund American"). Prior to the Capitalization, White River served as the holding company for Fund American's investment management subsidiaries, and essentially inactive insurance subsidiaries. On December 22, 1993 (the "Distribution Date"), Fund American distributed (the "Distribution") approximately 75% of the outstanding shares of White River common stock, par value $0.01 per share (the "Common Stock"), to all holders of Fund American common stock.

As more fully discussed in Note 3, during June 1994, White River completed its acquisition of a majority of the total outstanding common stock, par value $0.10 per share (the "CCC Common Stock"), of CCC Information Services Group Inc., formerly InfoVest Corporation, (together with its subsidiaries, unless the context requires otherwise, "CCC"). CCC, through CCC Information Services Inc. and certain other subsidiaries, is a supplier of automobile claims information and processing, claims management software and communication services. As of December 31, 1996, White River held approximately 37% of the total outstanding shares of CCC Common Stock and shares of CCC preferred stock that continue to provide White River with a majority of the voting power associated with CCC's total outstanding voting stock.

Based upon the composition of its assets at the time of the Capitalization, White River met the definition of an investment company (an "Investment Company") under the Investment Company Act of 1940 (the "Investment Company Act"). In anticipation of the Distribution, White River submitted an application to the Securities and Exchange Commission (the "Commission") seeking exemptive relief from various provisions of the Investment Company Act. During December 1993, White River received from the Commission a temporary exemption (the "Exemptive Order") from registering as an Investment Company. As such, White River was exempted from some, but not all, of the provisions of the Investment Company Act for a period of up to two years from the date of such Exemptive Order. During October 1995, White River filed a report with the Commission which concluded, effective September 30, 1995, that White River no longer met the definition of an Investment Company. Accordingly, White River no longer needs to rely upon the relief provided by the Exemptive Order. Since the filing of such report, White River has conducted and intends to continue to conduct its business operations so as to avoid having to register as an Investment Company under the Investment Company Act.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of White River and its subsidiaries, including those of CCC from the effective date of the acquisition of CCC by White River. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). All significant intercompany balances have been eliminated in consolidation. The consolidated financial statements include all adjustments considered necessary by management to fairly present the financial condition, results of operations and cash flows of the Company. Certain prior period balances have been reclassified to conform to current financial statement presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as well as the disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates also have a pervasive affect upon the reported amounts of revenues and expenses reflected in the consolidated statements of operations. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents as of December 31, 1996 and 1995, consist primarily of interest-bearing deposits with maturities of six days or less. The majority of such deposits are held by major banking institutions.

Accounts Receivable

Accounts receivable include amounts, net of allowances, totaling $8.7 million and $8.4 million, which were due from insurance companies as of December 31, 1996 and 1995, respectively.

The allowance for doubtful accounts totalled $0.7 million as of January 1, 1994. The provision for doubtful accounts totalled $3.8 million, $2.3 million and $0.4 million for the years ended December 31, 1996 and 1995, and for the period from the acquisition of CCC by White River through December 31, 1994, respectively. Accounts receivable written-off, net of recoveries, totalled $3.3 million, $1.7 million and $0.2 million for the years ended December 31, 1996 and 1995, and for the period from the acquisition of CCC by White River through December 31, 1994, respectively.

Investments

Based on the composition of its assets at the time of the Capitalization, White River met the definition of an Investment Company under the Investment Company Act. Accordingly, White River's accounting policies regarding the carrying value of investments, as well as the treatment of changes in net unrealized gains and losses relating to investments held, conformed to GAAP for Investment Companies until such time as White River ceased to meet the definition of an Investment Company. As discussed in Note 1, effective September

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

30, 1995, White River no longer meets the definition of an Investment Company. Accordingly, White River adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of such date. As a result of the adoption of SFAS No. 115, the carrying value of White River's interest in Cross Timbers Oil Company ("Cross Timbers") common stock increased by $3.8 million to reflect the undiscounted market value of such interest as of September 30, 1995. Such increase totalled $2.5 million net of tax and was recorded directly as a separate component of stockholders' equity.

Investments classified by White River as investment securities include certain common shares, trust units and debt securities that are not restricted by contract or governmental statute or regulation as to resale and which have established fair market values. Investment securities as of December 31, 1996, include White River's interest in Cross Timbers common stock due to White River's demand registration rights relating to such securities. Prior to September 30, 1995, investment securities were carried at market value and changes in net unrealized gains and losses were included in net income. Effective September 30, 1995, investment securities continue to be carried at market value, however, changes in net unrealized gains and losses are reported net of tax as a separate component of stockholders' equity. White River considers its investment securities to be available for sale.

Prior to September 30, 1995, investments classified by White River as other investments included certain securities and partnership interests having no established market value and carried at internally appraised values, certain convertible securities having no established market value and carried at internally appraised values based upon their conversion features, and certain securities which, due to restrictions regarding resale, were carried at a discount to the quoted market value for similar unrestricted securities. Upon the adoption of SFAS No. 115, securities which continue to be classified by White River as other investments are carried at adjusted cost, which reflects such securities' carrying value immediately preceding the adoption of SFAS No.
115. White River's internal valuation techniques are intended to provide good faith estimates of the fair values of the underlying securities for which objective market valuations are unavailable. The actual amounts realized on disposition of these other investments may differ significantly from such good faith estimates due to changes in facts and circumstances which occur or become quantifiable subsequent to the time that such estimates are made, particularly because changes in estimated fair value of these securities that occur subsequent to September 30, 1995, will not be reflected in such securities' carrying values unless the change represents a decline in value which is deemed to be other than temporary in nature. Prior to September 30, 1995, changes in net unrealized gains and losses relating to other investments were included as a component of net income.

Purchases and sales of investments are recorded as of the trade date. Realized gains and losses resulting from sales of investments are accounted for using the specific identification method. Interest income on debt securities and interest-bearing cash and cash equivalents is recognized when earned and dividends on investments are recognized as of the ex-dividend date.

Goodwill

Goodwill represents the excess of the acquisition cost of CCC, including liabilities assumed, over the fair value

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

of the net assets acquired. Goodwill is amortized on a straight-line basis over its expected economic life of seven years. The original goodwill recorded in connection with the acquisition of CCC by White River has been adjusted to reflect subsequent changes in the cost of acquiring CCC and to reflect the reversal of certain deferred tax asset valuation allowances relating to CCC.

The carrying value of goodwill is periodically reviewed by management and a write-down for permanent impairment would be recognized if and when the expected cash flows relating to these assets indicate that such carrying value is not recoverable.

Purchased Software and Equipment

Purchased software is stated at cost, net of accumulated amortization. Amortization is provided on a straight-line basis over estimated useful lives ranging from two to five years. Equipment is stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over estimated useful lives ranging from two to 15 years.

The carrying value of purchased software and equipment is periodically reviewed by management and a write-down for permanent impairment would be recognized if and when the expected cash flows derived from these assets indicate that such carrying value is not recoverable.

Contract Funding

The right to receive future revenue streams under certain end-user collision estimating contracts (the "Contracts") have been discounted and sold to various investors ("Contract Funding"). Cash proceeds from a sold Contract equals the Contract's future revenue stream, discounted at a rate of approximately 14% per annum, less, for certain Contracts, investor reserves for customer nonperformance under the Contracts. Sales proceeds and related interest expense are recognized as revenue and interest expense, respectively, over the life of the Contract. CCC no longer utilizes Contract Funding as a source of financing.

Revenue Recognition

Insurance-related services revenue, including vehicle valuation, claims management and other service revenues, are recognized as services are provided. During the years ended December 31, 1996 and 1995, and for the period from the date of the acquisition of CCC by White River through December 31, 1994, 69%, 70% and 73%, respectively, of total insurance-related services revenue were attributable to the insurance industry.

Incentive Compensation

White River ratably recognizes expense relating to its long-term incentive and director compensation plans over the applicable service periods based upon projected future payments under these plans. For this purpose, such projected future payments are determined using the current end-of-period market price of the Common

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Stock.

Research and Development Costs

Research and development costs incurred by CCC, principally in connection with the design and development of software products, are expensed as incurred. Such expenses incurred by CCC (excluding purchased in-process research and development projects) of $4.3 million, $3.5 million and $1.4 million are reflected in the accompanying consolidated statements of operations for the years ended December 31, 1996 and 1995, and for the period from the acquisition of CCC by White River through December 31, 1994, respectively.

Software development costs, if material, are capitalized when sufficient evidence exists that technological feasibility has been established. Technological feasibility is considered to be established upon completion of a working model. The time period during which costs would be capitalized, from the point of attaining technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to the Company's consolidated financial position or results of operations.

The estimated value of purchased in-process research and development projects acquired by White River in connection with the acquisition of CCC by White River was immediately written-off since the technological feasibility of the related products had not yet been established and such costs had no apparent alternative future use.

Income taxes

White River and its qualifying subsidiaries file a consolidated Federal income tax return, and CCC and its qualifying subsidiaries file their own consolidated Federal income tax return. The consolidated income tax provision for book purposes is computed by combining the separate tax provisions of White River and CCC.

The Company provides for deferred income taxes which reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In this context, the tax effect is measured using the statutory tax rate expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Furthermore, deferred tax assets are recorded net of a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. White River's and CCC's deferred tax assets and liabilities are not netted for financial reporting purposes.

Issuance of Subsidiary Stock

White River records the gain or loss associated with issuances of subsidiary stock as a component of consolidated stockholders' equity within the caption Common Paid-in Surplus.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


Book value per common and common equivalent share

The calculation of book value per common and common equivalent share reflects the potentially dilutive effects of White River's outstanding incentive and directors' compensation awards. In the calculation of book value per common and common equivalent share: (i) the numerator is the sum of stockholders' equity and the tax benefit which would result from the settlement of outstanding performance units, directors' compensation awards and balances within White River's retirement plans with shares of Common Stock, based upon the current market price of the Common Stock and assuming a statutory tax rate of 35%, and
(ii) the denominator is the sum of the shares of Common Stock outstanding and shares deemed issued in settlement of outstanding performance units, directors' compensation awards and balances within such retirement plans. See Note 9 for a discussion of White River's retirement plans and Notes 10 and 11 for a discussion of the incentive and directors' compensation plans which gives rise to White River's potentially dilutive securities.

Income per common share

The calculation of primary income per common share is computed by dividing income before extraordinary item and net income applicable to common stock for the years ended December 31, 1996, 1995 and 1994, by the weighted average number of outstanding shares of Common Stock for such periods, which was 4.9 million,
5.2 million and 5.9 million shares, respectively. The calculation of fully-diluted income per common share is computed by dividing net income applicable to common stock for the years ended December 31, 1996, 1995 and 1994, by the sum of the weighted average number of outstanding shares of Common Stock and common stock equivalents for such periods, which was 5.2 million, 5.4 million, and 6.1 million shares, respectively. No dividends were declared on shares of Common Stock during such periods.

Adoption of Accounting Standards

In March 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes standards of financial accounting and reporting for the impairment of long-lived assets, certain identifiable intangibles, and related goodwill. Under the provisions of SFAS No. 121, companies are required to review such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 121 effective January 1, 1996. Such adoption did not have a material effect upon the financial condition or operating results of the Company.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which provides alternative standards of financial accounting for stock-based employee compensation arrangements such as stock options. SFAS No. 123, which is effective for transactions entered into after December 15, 1995, also requires disclosure of the proforma effects of applying the fair value based model prescribed by SFAS No. 123 if the reporting entity decides to continue to apply the intrinsic value based model allowed under existing GAAP. White River has not yet issued stock options and CCC has continued to apply the intrinsic value based method. The proforma effects upon reported net income assuming CCC had adopted the fair value based model of

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

accounting for stock options were insignificant.

NOTE 3. CCC

Subdebt Acquisition and CCC Reorganization

In accordance with its plan to acquire a controlling financial interest in CCC and pursuant to a purchase agreement dated as of April 15, 1994, among White River and the sellers referred to therein, White River purchased (the "Subdebt Acquisition") for an aggregate purchase price of $39.5 million: (i) subordinated notes of CCC (the "Notes") in the aggregate principal amount of $41.7 million,
(ii) shares representing approximately 15% of the then total outstanding shares of CCC Common Stock, and (iii) warrants to purchase CCC Common Stock and CCC preferred stock (the "Warrants").

Pursuant to a reorganization agreement dated as of June 16, 1994 (the "CCC Reorganization Agreement"), between White River and CCC, White River exchanged the Notes and the Warrants for: (i) newly issued shares of CCC Common Stock representing approximately 36% of the then total outstanding shares of CCC Common Stock on a fully-diluted basis, (ii) 5,000 shares of CCC Series C Cumulative Redeemable Preferred Stock, stated value $1,000 per share (the "Series C Preferred Stock") and (iii) 32,538 shares of CCC Series D Cumulative Redeemable Preferred Stock, stated value $1,000 per share (the "Series D Preferred Stock", and together with the Series C Preferred Stock, the "CCC Preferred Stock"). Such exchange will hereinafter be referred to as the "CCC Reorganization".

The CCC Preferred Stock is subject to mandatory redemption by CCC five years from the date of issuance and is subject to earlier redemption, in full or in part, upon the occurrence of certain events, including a sale of CCC or public offerings of CCC Common Stock. During August 1996, CCC completed the initial public offering of 6.9 million newly issued shares of CCC Common Stock, representing approximately 29% of the resulting total outstanding CCC Common Stock (the "CCC IPO"). The CCC Preferred Stock accrued cumulative dividends at a rate of 2.75% per annum through the CCC IPO. Upon the CCC IPO, CCC made the required redemption in accordance with the terms of the CCC Preferred Stock, and, in accordance with such terms, dividends from the date of the CCC IPO through June 1998 are eliminated. Thereafter, dividends will accrue at the rate of 8% per annum and will be paid quarterly until such time as the CCC Preferred Stock is redeemed. See further discussion of the CCC IPO below.

In connection with the execution of the CCC Reorganization Agreement, White River, CCC and certain identified stockholders of CCC executed a stockholders' agreement dated as of June 16, 1994 (the "CCC Stockholders' Agreement"), which, among other things, addresses the corporate governance of CCC and certain other matters relating to the conduct of its business. The CCC Stockholders' Agreement provides that CCC's board of directors (the "CCC Board") will consist of seven members, two of whom will be designated by White River until such time as all of the shares of CCC Preferred Stock have been redeemed and two of whom will be nominated by White River, subject to CCC's approval (which will not be unreasonably withheld), until the earlier of: (i) an initial public offering of CCC Common Stock, or (ii) redemption of all of the shares of the CCC Preferred Stock. After the CCC IPO, White River's designees to the CCC Board continue to be the

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Chairman of the board of directors of White River (the "White River Board") and the President and Chief Executive Officer of White River, and White River continues to provide two additional nominees.

Consistent with the conditions contained in the Exemptive Order, White River and CCC executed an agreement dated as of June 16, 1994, pursuant to which CCC agreed to issue to White River 500 shares of CCC Series E Cumulative Redeemable Preferred Stock, stated value $1,000 per share (the "Series E Preferred Stock"), in exchange for 500 shares of Series C Preferred Stock. The issuance of the Series E Preferred Stock would occur only in the event that the number of shares of CCC Common Stock owned by White River represented less than a majority of the total issued and outstanding shares of CCC Common Stock. When issued, the Series E Preferred Stock would represent up to a maximum of 51% of the voting power of CCC when combined with the total shares of CCC Common Stock already owned by White River. Immediately following the CCC IPO, White River exchanged 500 shares of Series C Preferred Stock for the Series E Preferred Stock. The Series E Preferred Stock will be redeemed by CCC in proportion to any redemption of the CCC Preferred Stock. In accordance with the terms of the Series E Preferred Stock, dividends through June 1998 are eliminated. Thereafter, dividends will accrue at the rate of 8% per annum and will be paid quarterly until such time as the Series E Preferred Stock is redeemed.

In light of its majority voting interest in CCC and its representation on the CCC Board, White River continues to prepare consolidated financial statements which include the accounts of CCC. White River has accounted for the acquisition of CCC according to the purchase method of accounting for business combinations. Accordingly, the cost of White River's investment in CCC, including the acquired liabilities of CCC, has been allocated to the estimated fair value of the acquired assets. The cost allocated to CCC's in-process research and development projects was immediately written-off, resulting in a pretax charge to earnings of $27.6 million during the year ended December 31, 1994. The allocated cost of purchased software and goodwill is being amortized on a straight-line basis over the expected economic lives of such assets which range from two to seven years.

Acquisition of Joint Venture Interest

During March 1994, White River acquired a 50% interest (the "Joint Venture Interest") in a joint venture (the "Joint Venture") with CCC for an adjusted purchase price of $6.8 million. In connection therewith, White River entered into a call agreement with CCC pursuant to which CCC had the right for a 180-day period to acquire such Joint Venture Interest from White River. CCC exercised its option to purchase the Joint Venture Interest from White River in May 1994, for an aggregate purchase price of $6.9 million (the "Joint Venture Acquisition").

Faneuil Sale

CCC, through various subsidiaries and related businesses referred to as the Faneuil Group ("Faneuil"), provided customer satisfaction surveys, credit card registration, telemarketing sales and research, computer time-sharing and certain related activities. During CCC's fiscal year ended April 30, 1994, Faneuil reported revenues of approximately $27 million and a net after tax loss of approximately $5 million.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Pursuant to a stock and asset purchase agreement dated as of August 25, 1994 (the "Faneuil Purchase Agreement"), CCC sold Faneuil to a group of investors (hereinafter such sale is referred to as the "Faneuil Sale"), which includes members of Faneuil management (including a former CCC director), for net cash and other consideration of $6.2 million (the "Faneuil Purchase Price"). Pursuant to the Faneuil Purchase Agreement, the Faneuil Purchase Price is subject to adjustment under certain circumstances. CCC has recorded a gain on the Faneuil Sale of $3.6 million. For purposes of White River's consolidated financial statements, the effects of the Faneuil Sale have been reflected as a reduction of the goodwill recorded by White River upon the acquisition of CCC.

Proforma Information (Unaudited)

The following proforma information sets forth the effect that the Subdebt Acquisition, the CCC Reorganization and related debt refinancing, the Joint Venture Acquisition and the Faneuil Sale (collectively, the "Transactions") might have had on White River's historical condensed consolidated statements of operations for the year ended December 31, 1994, had the Transactions been consummated as of January 1, 1994. The condensed consolidated proforma financial information include only those adjustments that are expected to have a continuing impact on the Company. The condensed consolidated proforma financial information does not purport to (i) represent the Company's results of operations had the Transactions in fact occurred at the beginning of 1994, or
(ii) project the Company's results of operations for any future period.

            CONDENSED CONSOLIDATED PROFORMA STATEMENT OF OPERATIONS

                                   Unaudited
                         Year Ended December 31, 1994

--------------------------------------------------------------------------------------------------------------------
                                                                                            Unaudited
                                                                              --------------------------------------
                                                                 Historical Results(a)                      Proforma
In thousands,                                                   ------------------------      Proforma     Operating
 except per share amounts                                       White River          CCC   Adjustments       Results
--------------------------------------------------------------------------------------------------------------------
Revenues                                                            $62,539      $51,140       $(3,823)     $109,856
Operating expenses                                                   87,263       69,728       (42,562)      114,429
                                                                    ------------------------------------------------
  Operating income (loss)                                           (24,724)     (18,588)       38,739        (4,573)
Net investment gains                                                 49,678           --          (108)       49,570
Interest expense                                                     (6,464)      (4,356)          489       (10,331)
Other income (expense)                                                   --          166          (622)         (456)
                                                                    ------------------------------------------------
  Income (loss) from continuing operations, before income taxes      18,490      (22,778)       38,498        34,210
Income tax expense (benefit)                                         (8,580)      (3,384)       11,579          (385)
                                                                    ------------------------------------------------
  Net income (loss) from continuing operations                       27,070      (19,394)       26,919        34,595
Dividends and accretion on redeemable preferred stock                  (530)          --           (52)         (582)
                                                                    ------------------------------------------------
  Income (loss) applicable to common stock                          $26,540     $(19,394)      $26,867       $34,013
                                                                    ================================================
  Income (loss) per common share (b)                                  $4.47       $(3.26)        $4.52         $5.73
====================================================================================================================

See Notes to Condensed Consolidated Proforma Statement of Operations on following page.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Proforma Statement of Operations:

(a) White River's historical results include the results of CCC from the date of the acquisition of CCC by White River. As such, for purposes of the condensed consolidated proforma statement of operations, CCC's historical results reflect activity for the period from January 1, 1994, to June 30, 1994.

(b) Income (loss) per common share is based upon the weighted average number of outstanding shares of Common Stock of 5.9 million.

CCC IPO

During August 1996, CCC completed the CCC IPO resulting in net proceeds of $72.1 million. Proceeds from the CCC IPO were used to repay certain bank debt and, as required by the terms of the CCC Preferred Stock, CCC used 50% of the net proceeds to redeem 87.4% of the outstanding shares of CCC Preferred Stock at stated value of $34.1 million, plus accrued dividends of $2.0 million. White River received principal of $32.8 million and dividends totaling $2.0 as a result of the redemption of the CCC Preferred Stock.

As of December 31, 1996, White River held approximately 37% of the total outstanding shares of CCC Common Stock, 4,231 shares of CCC Preferred Stock with an aggregate stated value of $4.2 million and 500 shares of Series E Preferred Stock with an aggregate stated value of $0.5 million, which together with the shares of CCC Common Stock held by White River, continue to provide White River with a majority of the voting power associated with CCC's total outstanding voting stock.

CCC Stock Option Plan

CCC sponsors a nonqualified stock option plan (the "CCC Stock Option Plan") pursuant to which the compensation committee (the "CCC Committee") of the CCC Board may grant options with an exercise price not less than the fair market value of the CCC Common Stock at the date of grant (the "CCC Stock Options"). CCC Stock Options will generally be exercisable within 5 years from the date of grant, subject to vesting schedules determined at the discretion of the CCC Committee. In general, the outstanding CCC Stock Options vest over 4 years. In accordance with the CCC Reorganization Agreement, the total number of CCC Stock Options issuable under the CCC Stock Option Plan were limited to 2,956,040.

As of December 31, 1996, 2,679,939 CCC Stock Options remained outstanding at a weighted average exercise price of $3.29 per option, and a weighted average remaining contractual life of 2.72 years. Based upon the number of shares of CCC Common Stock held by White River as of December 31, 1996, if all of the outstanding CCC Stock Options were exercised, White River would own approximately 33% of the then total outstanding shares of CCC Common Stock on a pro forma basis. However, as long as all of the shares of the Series E Preferred Stock are outstanding, White River would continue to have 51% of the vote associated with the total CCC voting stock outstanding.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 4. INVESTMENTS

Investment securities as of December 31, 1996 and 1995, consisted of the following:

----------------------------------------------------------------------------------------------------------------------
                                                                        1996                           1995
                                                             -------------------------        ------------------------
                                                             Adjusted         Carrying        Adjusted        Carrying
In thousands                                                     Cost            Value            Cost           Value
----------------------------------------------------------------------------------------------------------------------
Cross Timbers Oil Company; common stock                       $31,037          $60,803         $34,397         $47,270
United States Treasury Bills                                    9,058            9,058              --              --
Other                                                           2,797            2,838             959             884
                                                             -------------------------        ------------------------
  Total investment securities                                 $42,892          $72,699         $35,356         $48,154
======================================================================================================================

Other investments as of December 31, 1996 and 1995, consisted of the following:

----------------------------------------------------------------------------------------------------------------------
                                                                        1996                           1995
                                                             -------------------------        ------------------------
                                                             Adjusted         Carrying        Adjusted        Carrying
In thousands                                                     Cost            Value            Cost           Value
----------------------------------------------------------------------------------------------------------------------
Richard C. Blum & Associates - NWA Partners, L.P.;
   limited partnership interest                               $21,848          $21,848         $21,848         $21,848
McFarland Energy, Inc.; common stock                            4,295            4,295           4,295           4,295
Other                                                             277              277           1,960           1,960
                                                             -------------------------        ------------------------
   Total other investments                                    $26,420          $26,420         $28,103         $28,103
======================================================================================================================

Investment income for the years ended December 31, 1996, 1995 and 1994, consisted of the following:

--------------------------------------------------------------------------------------------
                                                                 Year Ended December 31,
                                                          ----------------------------------
In thousands                                                1996          1995          1994
--------------------------------------------------------------------------------------------
Interest income                                           $8,160        $6,814        $3,713
Dividend, royalty trust and equity income                    824         1,462         3,116
                                                          ------        ------        ------
  Total investment income                                 $8,984        $8,276        $6,829
============================================================================================

As of December 31, 1996, the investment securities portfolio contained unrealized gains of $29.8 million. As of December 31, 1995, the components of net unrealized gains and losses in the investment securities portfolio consisted of unrealized gains of $12.9 million and unrealized losses of $0.1 million.

Pretax net realized investment gains relating to the investment securities portfolio consisted of $16.2 of realized gains during 1996. Since the adoption of SFAS No. 115 (effective September 30, 1995) through December

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

31, 1995, pretax net realized investment losses relating to the investment securities portfolio of $0.1 million consisted of realized gains of $0.8 million and realized losses of $0.9 million.

During 1995, certain securities with an aggregate carrying value of $90.0 million were transferred to Fund American as repayment of the outstanding principal balance due under White River's credit agreement with Fund American
(the "Credit Agreement").    See Note 7 for further discussion.

NOTE 5. PURCHASED SOFTWARE AND EQUIPMENT

Purchased software and equipment as of December 31, 1996 and 1995, consisted of the following:

----------------------------------------------------------------------------
In thousands                                              1996          1995
----------------------------------------------------------------------------
Purchased software, licenses and databases            $ 29,585      $ 34,734
Computer equipment                                      22,866        20,055
Furniture and other equipment                            2,889         2,899
Leasehold improvements                                     219           188
                                                      --------      --------
  Total cost                                            55,559        57,876
Less accumulated depreciation and amortization         (35,081)      (32,085)
                                                      --------      --------
  Total purchased software and equipment, net         $ 20,478      $ 25,791
============================================================================

Purchased software, licenses and databases includes software with an original cost of $31.9 million acquired by White River through the acquisition of CCC, as well as software purchased from third-parties and used during development of software products or for other internal operational activities. Accumulated amortization of purchased software, licenses and databases totalled $17.9 million and $15.0 million as of December 31, 1996 and 1995, respectively.

Computer equipment, net of accumulated depreciation, on lease to customers under operating leases of $3.6 million and $2.5 million, is included in purchased software and equipment as of December 31, 1996 and 1995, respectively. Future minimum lease payments under noncancellable customer leases aggregate approximately $2.9 million and $1.0 million in years 1997 and 1998, respectively.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 1996 and 1995, consisted of the following:

----------------------------------------------------------------------
In thousands                                          1996        1995
----------------------------------------------------------------------
Accounts payable                                   $ 6,760     $ 5,672
Accrued compensation                                 5,092       3,095
Income taxes payable                                 4,097         975
Accrued professional fees                            1,484       2,586
Accrued sales tax                                    1,283       1,501
Accrued litigation settlement                           --       2,956
Other                                                2,618       4,412
                                                   -------     -------
Total accounts payable and accrued expenses        $21,334     $21,197
======================================================================

NOTE 7. NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt as of December 31, 1996 and 1995, consisted of the following:

---------------------------------------------------------------------------
In thousands                                               1996        1995
---------------------------------------------------------------------------
CCC:
   Equipment financing and capital lease obligations      $ 231     $ 1,380
   CCC term loan                                             --      25,500
   CCC revolving credit facility                             --       8,000
                                                          -----     -------
     Total                                                  231      34,880
Less current portion of notes payable and other debt       (120)     (7,660)
                                                          -----     -------
Total notes payable and other debt                        $ 111     $27,220
===========================================================================

White River

During December 1993, White River and Fund American entered into the Credit Agreement which provided White River with a $50.0 million term loan which was due and payable in March 1996 (the "Term Loan"), and a $40.0 million revolving
credit facility which  expired in March 1995 (the "Revolver").   During 1995,
White  River drew down $40.0 million under the Revolver prior to its
expiration. The Term Loan accrued interest at 6% per annum.   Amounts borrowed
under the Revolver accrued interest at 2% per annum over the prime rate of interest specified by the Credit Agreement. The interest rate in effect for advances under the Revolver during 1995 was 11.0% per annum.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

During 1995, and in accordance with the terms of the Credit Agreement, White River repaid the principal balance of both the Term Loan and the Revolver by transferring certain securities to Fund American valued in accordance with GAAP or, for certain securities, as mutually agreed by White River and Fund
American.   Interest expense relating to balances due under the Credit
Agreement totalled $3.1 million and $3.0 million for the years ended December 31, 1995 and 1994, respectively.

CCC

In August 1996, CCC negotiated a credit facility (the "New CCC Facility") with a new commercial bank to replace its prior bank credit facility (the "Former CCC Facility"). The New CCC facility provides CCC with the ability to borrow up to $20 million under a revolving line of credit for general corporate purposes. The interest rate under the New CCC Facility is the London Interbank Offering Rate (LIBOR) plus 1.5% or the prime rate in effect from time to time, as selected by CCC. When borrowings are outstanding, interest payments are made monthly. There were no borrowings under the New CCC Facility during 1996. CCC pays a commitment fee of 0.25% on any unused portion of the New CCC Facility. The New CCC Facility terminates on October 1, 2001.

Under the New CCC Facility, CCC is, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the new CCC Facility requires CCC to maintain certain levels of operating cash flow and debt coverage, and limits CCC's ability to make capital expenditures and investments and declare dividends.

The Former CCC Facility consisted of a term loan and revolving credit facility. The average interest rate in effect during the years ended December 31, 1996 and 1995, for the term loan and revolving credit facility was 8.7% and 8.7%, and 9.2% and 9.0%, respectively.

White River has not made any formal or informal commitment to make additional investments in or advances to CCC and is not a direct or indirect guarantor of any CCC indebtedness.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 8. INCOME TAXES

White River and CCC file separate consolidated Federal income tax returns. The components of the Company's income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994, follow:

-------------------------------------------------------------------------------
In thousands                                       1996       1995         1994
-------------------------------------------------------------------------------
Current:
  Federal                                       $16,629    $  (948)    $  5,337
  State                                           1,034       (121)         143
  International                                       1        (24)          40
                                                -------    --------    --------
    Total current income tax expense (benefit)   17,664     (1,093)       5,520
                                                -------    --------    --------

Deferred:
  Federal                                        (2,895)     9,011      (14,319)
  State                                            (463)        (9)         219
                                                -------    --------    --------
    Total deferred income tax expense (benefit)  (3,358)     9,002      (14,100)
                                                -------    --------    --------

    Total income tax expense (benefit)          $14,306    $ 7,909     $ (8,580)
===============================================================================

During the years ended December 31, 1996 and 1995, the following deferred income tax provisions were recorded directly to stockholders' equity:

---------------------------------------------------------------
In thousands                                     1996      1995
---------------------------------------------------------------
Change in net unrealized investment gains      $5,944    $4,479
Effects of the CCC IPO                         $4,869    $   --
===============================================================

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

A reconciliation of the income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994, calculated using the Federal statutory tax rate, to the Company's income tax expense (benefit) for such periods follows:

--------------------------------------------------------------------------------------------------------------
                                                                        Year Ended December 31,
                                                       -------------------------------------------------------
In thousands                                                  1996               1995                1994
--------------------------------------------------------------------------------------------------------------
Income tax expense at statutory rate                   $ 6,810    35.0%   $ 8,366    35.0%   $  6,472    35.0%
Differences in income taxes resulting from:
  Net earnings relating to CCC                           4,855    25.0      1,140     4.8         927     5.0
  State taxes, net of Federal benefit and before
    valuation reserve                                    2,426    12.5        105     0.4         372     2.0
  Amortization of goodwill                               1,815     9.3      2,168     9.1       1,153     6.2
  Dividends received deduction                            (202)   (1.0)      (358)   (1.5)       (658)   (3.5)
  Adjustment to tax basis in certain investments            --      --     (2,450)  (10.3)         --      --
  Prior year taxes                                          --      --         --      --         569     3.1
  Other, net                                              (390)   (2.0)       198     0.8        (865)   (4.7)
  Change in valuation allowance                         (1,008)   (5.2)    (1,260)   (5.2)    (16,550)  (89.5)
                                                       ---------------    ---------------    -----------------
Income tax expense (benefit)                           $14,306    73.6%   $ 7,909    33.1%   $ (8,580)  (46.4)%
==============================================================================================================

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets are recorded net of a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1996 and 1995, measured using the Federal statutory tax rate, are as follows:

------------------------------------------------------------------------------------------
In thousands                                                            1996         1995
------------------------------------------------------------------------------------------
White River:
Deferred income tax assets related to:
  Employee and director compensation accruals                        $  6,023     $  3,286
  Other                                                                   140           99
                                                                     --------     --------
     Deferred income tax asset                                          6,163        3,385
                                                                     --------     --------
Deferred income tax liabilities related to:
  Certain investments                                                 (17,442)     (10,933)
  Unrealized gains and undistributed earnings relating to CCC          (6,128)      (2,067)
  Purchased software                                                   (4,248)      (6,667)
  Investment in CCC Preferred Stock                                      (212)      (1,679)
                                                                     --------     --------
     Deferred income tax liability                                    (28,030)     (21,346)
                                                                     --------     --------
       Net deferred income tax liability                             $(21,867)    $(17,961)
==========================================================================================
CCC:
Deferred income tax assets related to:
  Deferred revenue                                                   $  1,893     $  2,394
  Rent                                                                  1,363          980
  Depreciation and amortization                                           997          990
  Bad debt expense                                                        759          568
  Capital loss carry forward                                              284           --
  Compensation accruals                                                   247        1,127
  Long-term receivable                                                    145          150
  Lease termination                                                        48          440
  Net operating loss carry forwards                                        18          110
  Litigation settlement                                                    --        1,145
  Other, net                                                              940        1,129
  Valuation allowance                                                    (284)      (4,963)
                                                                     --------     --------
     Net deferred income tax asset                                   $  6,410     $  4,070
==========================================================================================

Net operating loss carryforwards available to CCC totalled $0.1 million as of December 31, 1996. Such net operating loss carryforwards expire in 2005.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 9. RETIREMENT PLANS

White River has established two non-qualified plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), for the purpose of providing deferred compensation benefits for certain management employees. The White River Voluntary Deferred Compensation Plan (the "Deferred Compensation Plan") and the White River Deferred Benefit Plan (together with the Deferred Compensation Plan, the "Retirement Plans") both became effective on December 31, 1993. The Retirement Plans are unfunded and the employees' right to receive future payments thereunder represent an unsecured claim against the general assets of White River. In the event that a change in control, as defined by the Retirement Plans, occurs, the provisions of these plans require the White River Board to cause the creation and funding by White River of a trust with cash payments, shares of Common Stock, or a combination thereof sufficient to cover the value of existing plan balances. The recorded liabilities related to the Retirement Plans totalled $12.5 million and $1.1 million as of December 31, 1996 and 1995, respectively. Benefit payments under such plans were nominal in 1996 and 1995.

Benefit payments made pursuant to the Retirement Plans will be made in cash or shares of Common Stock (for certain balances) at the discretion of the Compensation Committee of the White River Board (the "Compensation Committee"). White River has reserved two million shares of Common Stock for this purpose.

NOTE 10. INCENTIVE COMPENSATION PLANS

The White River 1993 Incentive Compensation Plan (the "Incentive Plan") is a non-qualified plan under ERISA and provides for granting to officers and key employees of White River and its participating subsidiaries various types of incentive awards including non-qualified and incentive stock options ("Stock Options"), stock appreciation rights ("SARs"), and performance units ("Performance Units"). The Compensation Committee is responsible for the general administration of the Incentive Plan. As of December 31, 1996, no Stock Options or SARs have been awarded pursuant to the Incentive Plan.

Performance Units are conditional grants of a specified maximum number of shares of Common Stock or equivalent amount of cash, payable at the end of a specified period, subject to the achievement of specific financial goals and measures of individual performance, as determined by the Compensation Committee. The financial goal for full payment of Performance Units is a 15% annual return on stockholders' equity ("ROE") measured as the change in book value per common and common equivalent share (as adjusted for dividends paid, stock splits and other adjustments necessary to reflect true economic value) over the applicable performance period (the "Performance Target"). At an ROE of 15% or above, Performance Units will become fully payable. At an ROE of less than 15%, the percentage of Performance Units paid will be determined by the Compensation Committee and may result in no payout at all.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

A summary of Performance Unit award activity follows:

-------------------------------------------------------------------------------------------------
                                                                                        Number of
                                                                                Performance Units
-------------------------------------------------------------------------------------------------
Awarded upon the Capitalization and outstanding as of December 31, 1993                   256,382
  Awarded                                                                                  78,000
  Canceled                                                                                (73,129)
  Paid                                                                                     (1,727)
                                                                                         --------
Outstanding as of December 31, 1994                                                       259,526
  Canceled                                                                                (16,532)
                                                                                         --------
Outstanding as of December 31, 1995                                                       242,994
  Paid                                                                                   (242,994)
  Awarded                                                                                  94,500
                                                                                         --------
Outstanding as of December 31, 1996                                                        94,500
=================================================================================================

Of the total Performance Units awarded upon the Capitalization, approximately 237,000 Performance Units were awarded based upon the conversion of outstanding incentive awards previously granted by Fund American.

Upon the third anniversary of the Capitalization and based upon the attainment of the Performance Target, the White River Board declared all outstanding Performance Units payable during September 1996. Of the total outstanding Performance Units, approximately 196,000 were deferred by participants in the Deferred Compensation Plan and approximately 46,400 were paid in cash. The resulting cash payment amount totalled $2.8 million.

All Performance Units outstanding as of December 31, 1996 expire on September 23, 1999. Compensation and benefits expense for the years ended December 31, 1996, 1995 and 1994, includes $8.6 million, $3.5 million, and $2.3 million, respectively, relating to outstanding Performance Units.

As of December 31, 1996, approximately 2,500 shares of Common Stock remained available for future awards under the Incentive Plan.

NOTE 11. COMPENSATION OF DIRECTORS

Effective upon the Distribution, White River provided non-employee directors (the "Eligible Directors") with an aggregate grant of 64,865 performance units (the "Director Performance Units") in lieu of an annual retainer and meeting attendance fees. Such units were scheduled to vest on December 31, 1996, contingent upon attainment of the Performance Target over the relevant performance period. Upon the third anniversary of the

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Capitalization and based upon the attainment of the Performance Target, the White River Board declared the outstanding Directors' Performance Units earned and payable on June 30, 1997, contingent upon the continued voluntary service of the Eligible Directors through such date. During September 1996, The White River Board granted a new award of Director Performance Units to Eligible Directors totaling 35,000 units. This new grant of Director Performance Units will become vested on September 23, 1999, contingent upon the attainment of the
Performance Target during the three-year period then ended.   Other operating
expenses for the years ended December 31, 1996, 1995 and 1994, includes $2.0 million, $1.0 million, and $0.6 million, respectively, relating to the Director Performance Units.

Effective August 8, 1996, the White River Board adopted the White River Directors' Deferred Compensation Plan (the "Directors Plan"). The Directors Plan is similar to the Deferred Compensation Plan and allows Eligible Directors to defer receipt of Directors' compensation. The Directors Plan will be unfunded and the directors' right to receive future benefits thereunder will represent an unsecured claim against the general assets of White River. As of December 31, 1996, no deemed contributions have been made to the Directors Plan.

NOTE 12. REDEEMABLE PREFERRED STOCK

White River

White River has authorized the issuance of 5,000,000 shares of preferred stock, par value $1.00 per share.

In connection with the Capitalization, White River issued 7,000 shares of Series A, Non-Participating Cumulative Preferred Stock (the "Redeemable Preferred Stock"), to Fund American. Pursuant to the terms of the Redeemable Preferred Stock, under certain circumstances following a merger or consolidation of White River or following a sale by White River of all or substantially all of its assets, or in the event of liquidation, White River must redeem the Redeemable Preferred Stock at a price of $1,000 per share plus accrued and unpaid dividends thereon. In any event, the Redeemable Preferred Stock must be redeemed on September 24, 1998, at a price of $1,000 per share, plus any accrued and unpaid dividends. Each share of Redeemable Preferred Stock is non-voting and is entitled to a preferential quarterly dividend payment of $16.875. Holders of the Redeemable Preferred Stock will have the right to elect two additional directors to the White River Board if the equivalent of six full quarterly dividends payable on the Redeemable Preferred Stock are in default. Concurrent with the Distribution, Fund American sold the Redeemable Preferred Stock to two unaffiliated institutional investors.

As more fully discussed in Note 14, the White River Board has designated and authorized for issuance 50,000 shares of Series B, Participating Cumulative Preferred Stock (the "Participating Preferred Stock").

CCC

CCC has authorized the issuance of 100,000 shares of preferred stock, par value $1.00 per share.

As further discussed in Note 3, at the time of the CCC Reorganization, CCC issued 39,000 shares of CCC

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Preferred Stock. Upon the CCC IPO, CCC redeemed approximately 87% of the total outstanding CCC Preferred Stock. After the redemption, CCC Preferred Stock with an aggregate stated value of $4.4 million remains outstanding. Also, after the CCC IPO, CCC issued to White River 500 shares of Series E Preferred Stock. As of December 31, 1996, White River holds CCC Preferred Stock with a stated value of $4.2 million and all of the outstanding shares of Series E Preferred Stock which has a stated value of $0.5 million.

NOTE 13. COMMON STOCK REPURCHASE AUTHORIZATION

White River has repurchased approximately 28,000, 762,000 and 613,000 shares of Common Stock during the years ended December 31, 1996, 1995 and 1994, respectively, in accordance with its existing share repurchase authorization. As of December 31, 1996, White River may repurchase approximately 523,000 additional shares of Common Stock under its remaining share repurchase authorization.

NOTE 14. SHAREHOLDERS' RIGHTS PLAN

On December 14, 1993, the White River Board adopted a shareholders' rights plan (the "Rights Plan") under which rights to purchase Participating Preferred Stock (the "Rights") were issued and attached to shares of Common Stock at the rate of one Right for each share of Common Stock outstanding. Each Right entitles the registered holder under certain circumstances to purchase from White River one one-thousandth (1/1000) of a share of Participating Preferred Stock at a price of $90, subject to adjustment to prevent dilution. Each share of Participating Preferred Stock is non-redeemable and will be entitled to a minimum preferential quarterly dividend payment of $50 per share, and will be entitled to an aggregate dividend equal to 1,000 times the dividend declared,
if any, per share of Common Stock.   In addition, holders of Participating
Preferred Stock will have the right to elect two additional directors to the White River Board if the equivalent of six full quarterly dividends payable on the Participating Preferred Stock are in default. The terms of the Participating Preferred Stock will be such that each one one-thousandth (1/1000) of a share would be entitled to vote on an equivalent basis with one whole share of Common Stock. The Rights are non-voting and do not participate in dividends.

The Rights will be exercisable only if an unrelated person or group (an "Acquiring Person") acquires 25% or more or a tender offer or exchange offer is commenced for 25% or more of the outstanding shares of Common Stock (a "Triggering Event"). For this purpose, an Acquiring Person excludes, among others, subsidiaries of White River, Fund American and Fund American's Chairman, President and Chief Executive Officer ("Fund American's Chairman"). The Rights will enable the holder to acquire additional equity in either White River or the Acquiring Person.

Once a Triggering Event has occurred, the Rights would trade separately from shares of Common Stock and separate certificates representing the Rights would be issued. The Rights will expire ten years after their issuance and will be redeemable earlier by White River at a price of $0.01 per Right at any time until White River learns of the existence of an Acquiring Person. Under certain circumstances, the White River Board will be able to redeem the Rights if a majority of the "disinterested directors", as defined by the Rights Plan, agrees

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

that the redemption is in the best interests of White River and its stockholders. White River will reserve 50,000 of its authorized preferred shares as Participating Preferred Stock for issuance under the terms of the Rights Plan.

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995, were as follows:

------------------------------------------------------------------------------
                                               1996                 1995
                                       ------------------   ------------------
                                       Carrying      Fair   Carrying      Fair
In thousands                              Value     Value      Value     Value
------------------------------------------------------------------------------
Financial assets:
  Cash and cash equivalents            $188,365  $188,365   $139,245  $139,245
  Investment securities                  72,699    72,699     48,154    48,154
  Accounts receivable, net               10,661    10,661      9,899     9,899
  Other investments                      26,420    39,813     28,103    34,495
  Other financial assets                    403       403      1,687     1,687
------------------------------------------------------------------------------
Financial liabilities:
  Total notes payable and other debt   $    234  $    234   $ 34,880  $ 34,880
  Total contract funding                    120       120      3,463     3,463
  Other financial liabilities            20,513    20,513     28,102    28,102
  Redeemable preferred stock              7,175     6,948      8,275     7,743
==============================================================================

The following methods and assumptions were used by White River to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Cash and Cash Equivalents and Accounts Receivable. The carrying amount of these assets approximates or equals their fair value.

Investment Securities and Other Investments. Fair values of investment securities are based on quoted market prices which equal carrying value, and fair values of other investments have been derived from quoted market values for similar unrestricted securities or determined using internal appraisal techniques and policies.

Other Financial Assets. This caption includes investment income receivable, receivables on sales of securities, and certain trade receivables. The carrying amount of these assets approximates their fair value.

Contract Funding, Notes Payable and Other Debt, and Redeemable Preferred Stock. Fair value is estimated by discounting future cash flows using estimated incremental rates for similar types of arrangements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Other Financial Liabilities. This caption includes accrued interest payable, payables on purchases of securities, and certain other payables. The carrying amount of these liabilities approximates their fair value.

NOTE 16. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of December 31, 1996, Fund American held 1.0 million shares, or 20.8% of the total outstanding shares of Common Stock. Also, as of December 31, 1996, Fund American's Chairman claimed beneficial ownership of 0.8 million shares, or 17.1% of the total outstanding shares of Common Stock. During 1995, White River repurchased 100,000 shares of Common Stock from Fund American's Chairman at an aggregate purchase price of $3.4 million. The Chairman of the White River Board is also a director of Fund American.

As more fully discussed in Note 7, White River executed the Credit Agreement with Fund American, and during 1995 repaid balances totaling $90.0 million by transferring certain securities to Fund American, resulting in pretax net investment gains of $11.0 million. Interest expense relating to balances due under the Credit Agreement totalled $3.1 million and $3.0 million for the years ended December 31, 1995 and 1994, respectively.

NOTE 17. COMMITMENTS AND CONTINGENCIES

The Company leases facilities, computers, telecommunications and office equipment under the terms of noncancellable operating lease agreements which expire at various dates through 2008. At December 31, 1996, future minimum lease payments were as follows:

-------------------------------------------------------
                                         Future Minimum
In thousands                             Lease Payments
-------------------------------------------------------
Payments due in:
  1997                                            3,054
  1998                                            3,186
  1999                                            3,484
  2000                                            2,509
  2001                                            2,042
  Thereafter                                     16,490
                                                -------
    Total                                       $30,765
=======================================================

Operating lease expense was $3.4 million, $3.1 million, $2.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

In conjunction with the Faneuil Sale, CCC entered into a contract with Faneuil under which Faneuil is to provide certain computer services to CCC through June 1999. The contract provides that CCC make minimum

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

payments to Faneuil through June 1997, and contains an option under which CCC can elect to extend the contract for certain services through June 1999. For the years ended December 31, 1996 and 1995, and for the period from the acquisition of CCC by White River through December 31, 1994, charges from Faneuil to CCC for computer services have totalled $3.6 million, $3.2 million and $1.8 million, respectively. As of December 31, 1996, future minimum payments due Faneuil under the contract totalled $1.1 million.

NOTE 18. LEGAL PROCEEDINGS

During March 1991, CCC sought a declaratory judgment in the U.S. District Court for the District of Connecticut (the "District Court") against MacLean Hunter Market Reports, Inc. ("MacLean Hunter"), an independent corporate publisher of used car valuation books, that would render certain of such publisher's copyright claims invalid or unenforceable. MacLean Hunter, in turn, filed a counterclaim against CCC for copyright infringement. During June 1993, the District Court granted CCC's request for summary judgment on the copyright issue. MacLean Hunter filed a notice of appeal with the U.S. Court of Appeals for the Second Circuit which, during December 1994, reversed the decision of the District Court and remanded the case to the District Court for a determination of damages and injunctive relief. In a related matter, CCC received claims from another licensee of the MacLean Hunter data alleging copyright infringement, unfair competition arising under the Trademark Act of 1946 and common law unfair competition. During December 1995, substantive settlement discussions were held. As a result of such discussions, CCC and all parties in these matters conditionally agreed to a settlement structure that would resolve all outstanding disputes. All conditions precedent to such settlement agreement were satisfied in 1996. As a result, all issues arising out of the litigation between the parties have been fully and completely settled and each civil action had been dismissed with prejudice. The settlement amount approximated the settlement charge of $4.5 million recorded during 1995 in connection with such matter. In conjunction with the settlement agreement, CCC received a three-year license to MacLean Hunter's used car valuation book data at market rates.

The Company is a party to various other legal proceedings in the ordinary course of its business. The Company's management believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 19. INFORMATION ON BUSINESS SEGMENTS

Information on business segments as of and for the years ended December 31, 1996, 1995 and 1994, follows:

------------------------------------------------------------------------------------------------------------------------------------

                                            1996                               1995                            1994 (a)
                            ---------------------------------- ---------------------------------- ----------------------------------

                            Insurance-                         Insurance-                         Insurance-
                               related Investment                 related Investment                 related Investment
                              Services Operations Consolidated   Services Operations Consolidated   Services Operations Consolidated

------------------------------------------------------------------------------------------------------------------------------------

Statement of Operations
 Data:
Revenues                    $130,977   $ 14,421   $145,398     $115,519   $  8,276   $123,795     $ 53,922   $  8,617   $ 62,539
Operating expenses:
  Compensation and benefits
   and other operating
   expenses                  102,942     19,189    122,131       99,215      7,631    106,846       42,771      6,369     49,140
  Depreciation and
   amortization expense (b)   17,370         29     17,399       20,336         28     20,364       10,523         18     10,541
  Write-off of purchased
   in-process research and
   development                    --         --         --           --         --         --       27,582         --     27,582
                            --------   --------   --------     --------   --------   --------     --------   --------   --------
      Total operating
       expenses              120,312     19,218    139,530      119,551      7,659    127,210       80,876      6,387     87,263
                            --------   --------   --------     --------   --------   --------     --------   --------   --------
      Operating income
       (loss)               $ 10,665   $ (4,797)  $  5,868     $ (4,032)  $    617   $ (3,415)    $(26,954)  $  2,230   $(24,724)
                            ========   ========   ========     ========   ========   ========     ========   ========   ========

Statement of Financial
 Condition Data:
Identifiable assets (c)     $ 82,895   $271,617   $354,512     $ 84,973   $211,782   $296,755     $103,167   $238,346   $341,513
Capital expenditures        $  6,909   $     --   $  6,909     $  3,891   $     --   $  3,891     $  2,560   $      6   $  2,566
====================================================================================================================================


(a) Insurance-related services' operating data represents activity for the period from the acquisition of CCC by White River (June 1994) through December 31, 1994.

(b) Insurance-related services' depreciation and amortization expense includes amortization of goodwill and purchased software relating to the acquisition of CCC by White River of $12.1 million, $14.8 million and $7.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

(c) Insurance-related services' identifiable assets include goodwill of $23.7 million, $34.8 million and $41.0 million and purchased software of $12.1 million, $19.0 million and $27.6 million relating to the acquisition of CCC by White River as of December 31, 1996, 1995 and 1994, respectively.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 1996 and 1995 is shown in the following table. Such data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for such interim periods.

---------------------------------------------------------------------------------------------------------------------------------
                                                       1996                                              1995
                                  ---------------------------------------------     ---------------------------------------------
In thousands,                       First       Second       Third       Fourth       First       Second       Third       Fourth
 except per share amounts         Quarter      Quarter     Quarter      Quarter     Quarter      Quarter     Quarter      Quarter
---------------------------------------------------------------------------------------------------------------------------------
Revenues                          $33,338      $33,892     $38,115      $40,053     $29,909      $30,964     $30,765      $32,157
Operating expenses                 31,070       33,765      40,002       34,693      29,848       34,875      30,986       31,501
                                  ---------------------------------------------     ---------------------------------------------
    Operating income (loss)         2,268          127      (1,887)       5,360          61       (3,911)       (221)         656
                                  ---------------------------------------------     ---------------------------------------------
Net investment gains (losses)          --          996      15,148            6       9,165       16,315      10,859          (84)
Interest expense                    1,032          950         526           54       2,457        3,325       1,878        1,276
                                  ---------------------------------------------     ---------------------------------------------
Pretax income (loss)                1,236          173      12,735        5,312       6,769        9,079       8,760         (704)
Income tax expense (benefit)        2,744        2,869       7,866          827       3,111        2,751       3,824       (1,777)
                                  ---------------------------------------------     ---------------------------------------------
Income (loss) before
  extraordinary item               (1,508)      (2,696)      4,869        4,485       3,658        6,328       4,936        1,073

Extraordinary loss on early
  retirement of debt, net of
  income taxes                         --           --         678           --          --           --          --           --
                                  ---------------------------------------------     ---------------------------------------------
Net income (loss)                  (1,508)      (2,696)      4,191        4,485       3,658        6,328       4,936        1,073

Dividend and accretion on
 redeemable preferred stock           149          147         309          122         144          144         149          148
                                  ---------------------------------------------     ---------------------------------------------
Net income (loss) applicable
  to common stock                 $(1,657)     $(2,843)    $ 3,882      $ 4,363      $ 3,514     $ 6,184     $ 4,787      $   925
                                  ===============================================================================================
Primary income (loss) per
  common share:

  Income (loss) before
    extraordinary item            $ (0.34)     $ (0.58)    $  0.94      $  0.90      $  0.64     $  1.13     $  0.95      $  0.19

  Net income (loss) applicable to
    common stock                  $ (0.34)     $ (0.58)    $  0.80      $  0.90      $  0.64     $  1.13     $  0.95      $  0.19

Fully-diluted income (loss)
  per common share:

  Income (loss) before
    extraordinary item            $ (0.34)     $ (0.58)    $  0.88      $  0.84      $  0.62     $  1.10     $  0.92      $  0.18

  Net income (loss) applicable
    to common stock               $ (0.34)     $ (0.58)    $  0.75      $  0.84      $  0.62     $  1.10     $  0.92      $  0.18
=================================================================================================================================

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                    REPORT ON MANAGEMENT'S RESPONSIBILITIES

The financial data included in this Annual Report to Stockholders and Form 10-K (the "Annual Report"), including the consolidated financial statements, has been prepared by the management of White River Corporation ("White River" or the "Company"). The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, where necessary, include amounts based on informed estimates and judgments. In those instances where there is no single specified accounting principle or standard, management makes a choice from reasonable, accepted alternatives which are believed to be most appropriate under the circumstances. Financial data presented elsewhere in this Annual Report is consistent with that shown in the consolidated financial statements.

The Company maintains internal financial and accounting controls ("Internal Controls") designed to provide reasonable and cost effective assurance that assets are safeguarded from loss or unauthorized use, that transactions are recorded in accordance with management's policies and that financial records are reliable. The Company's business ethics policies require adherence to the highest ethical standards in the conduct of its business. Compliance with these Internal Controls, policies and procedures is continuously maintained and monitored by management.

Our independent auditors provide an objective, independent review and evaluation of the structure of Internal Controls to the extent they consider necessary in their audit of the Company's consolidated financial statements. Management reviews all recommendations of the independent auditors concerning the structure and implementation of Internal Controls and responds to such recommendations with corrective actions, as deemed appropriate.

The Audit Committee of the White River board of directors (the "Audit Committee") is comprised of all non-management directors and has general responsibility for the oversight and surveillance of the accounting, reporting and financial control practices of White River. The Audit Committee annually reviews the effectiveness of management and the independent auditors with respect to the financial reporting process and the adequacy of Internal Controls. The independent auditors have at all times free access to the Audit Committee, without members of management present, to discuss the results of their audits, the adequacy of Internal Controls and any other matter that they believe should be brought to the attention of the Audit Committee.




Robert T. Marto                         Brian P. Zwarych
President and Chief Executive Officer   Chief Financial Officer and Treasurer

                          REPORT OF ERNST & YOUNG LLP



To the Board of Directors and Stockholders of White River Corporation

We have audited the accompanying consolidated statements of financial condition of White River Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CCC Information Services Group Inc., a subsidiary, as of December 31, 1996 and 1995 and for the years then ended and for the six months ended December 31, 1994. The financial statements of CCC Information Services Group Inc. reflect approximately 13% and 10% of total assets as of December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for CCC Information Services Group Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of White River Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                              ERNST & YOUNG LLP

Stamford, Connecticut
March 24, 1997

                         REPORT OF PRICE WATERHOUSE LLP



To the Board of Directors and
Stockholders of CCC Information Services Group Inc.

We have audited the consolidated balance sheet of CCC Information Services Group Inc. (a subsidiary of White River Corporation) and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flow for the years ended December 31, 1996 and 1995 and for the six months ended December 31, 1994 (not presented separately herein). These consolidated financial statements are the responsibility of CCC Information Services Group Inc's. management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of CCC Information Services Group Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flow for the years ended December 31, 1996 and 1995, and for the six months ended December 31, 1994, in conformity with generally accepted accounting principles.



Price Waterhouse LLP
Chicago, Illinois
January 22, 1997

                                 Exhibit Index
                                 -------------

Exhibit                                                                            Sequential
Number                                                                             Page Number
-------                                                                            -----------
 *2.1       Purchase Agreement, dated as of April 15, 1994, among White River
            Ventures, Inc. and Teachers Insurance and Annuity Association of
            America, The Mutual Life Insurance Company of New York, TCW Special
            Placements Fund II, TCW Capital and BankAmerica Capital Investments
            (Current Report on Form 8-K dated April 15, 1994, File No. 0-22604
            -- Exhibit 2.1).

 *2.1(a)    Index of Omitted Schedules; Agreement to Furnish Upon Request
            (Current Report on Form 8-K dated April 15, 1994, File No. 0-22604
            -- Exhibit 2.1(a)).

 *2.2       Reorganization Agreement, dated as of June 16, 1994, between
            InfoVest Corporation and White River Ventures, Inc. (Current Report on Form 8-K dated June 16, 1994, File No. 0-22604 -- Exhibit 2.1).

 *2.2(a)    Index of Omitted Schedules; Agreement to Furnish Upon Request
            (Current Report on Form 8-K dated June 16, 1994, File No. 0-22604
            -- Exhibit 2.1(a)).

 *2.3 Stock and Asset Purchase Agreement, dated as of August 25, 1994, by and among InfoVest Corporation and Credit Card Service
            Corporation and Faneuil, Inc., New Service, Inc. and Faneuil ISG,
            Inc. (Current Report on Form 8-K dated August 25, 1994, File No.
            0-22604 -- Exhibit 2.1).

 *2.3(a)    Index of Omitted Exhibits and Schedules; Agreement to Furnish Upon
            Request (Current Report on Form 8-K dated August 25, 1994, File No.
            0-22604 -- Exhibit 2.1(a)).

 *3.1 Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware (Form 10, File
            No. 0-22604 -- Exhibit 3.1).

 *3.2       By-Laws of the Registrant (Form 10, File No. 0-22604 -- Exhibit
            3.2).

 *4.1       Rights Agreement between the Registrant and First Chicago Trust
            Company of New York, as Rights Agent (Form 8-A, File No. 0-22604 --
            Exhibit 1).

 *4.2       Certificate of Designations of Series A, Non-Participating
            Cumulative Preferred Stock (Form 10, File No. 0-22604 -- Exhibit
            4.2).

 *4.3       Certificate of Designations of Series B, Participating Cumulative
            Preferred Stock (Form 10-K for the year ended December 31, 1993,
            File No. 0-22604 -- Exhibit 4.3).


Exhibit                                                                            Sequential
Number                                                                             Page Number
-------                                                                            -----------
  *4.4      White River Common Stock Certificate (Form 10-K for the year ended
            December 31, 1993, File No. 0-22604 -- Exhibit 4.4).

 *10.1      1993 Incentive Compensation Plan of the Registrant adopted on
            September 24, 1993 (Form 10, File No. 0-22604 -- Exhibit 10.1).

 *10.2      Voluntary Deferred Compensation Plan of the Registrant adopted on
            September 24, 1993 (Form 10, File No. 0-22604 --Exhibit 10.2).

 *10.3      Deferred Benefit Plan of the Registrant adopted on September 24,
            1993 (Form 10, File No. 0-22604 -- Exhibit 10.3).

 *10.4      Letter Agreement Evidencing Award of Performance Units between the
            Registrant and Andrew Delaney (Form 10-K for the year ended December
            31, 1993, File No. 0-22604 -- Exhibit 10.4).

 *10.5      Letter Agreement Evidencing Award of Performance Units between the
            Registrant and Gordon S. Macklin (Form 10-K for the year ended
            December 31, 1993, File No. 0-22604 -- Exhibit 10.5).

 *10.6      Credit Agreement dated as of December 13, 1993, between the
            Registrant and Fund American Enterprises Holdings, Inc. (Form 10-K for the year ended December 31, 1993, File No. 0-22604 -- Exhibit
            10.6).

 *10.7      Intercompany Services and Expense Sharing Agreement dated as of
            September 24, 1993, between the Registrant and Fund American
            Enterprises Holdings, Inc. (Form 10, File No. 0-22604 -- Exhibit
            10.8).

 *10.8 First Amendment to the Deferred Benefit Plan of the Registrant dated as of December 17, 1993 (Form 10-K for the year ended December 31,
            1993, File No. 0-22604 -- Exhibit 10.10).

 *10.9 Stockholders' Agreement, dated as of June 16, 1994, by and among InfoVest Corporation, White River Ventures, Inc. and the Inside
            Stockholders of InfoVest identified on Exhibit A thereto (Current
            Report on Form 8-K dated June 16, 1994, File No. 0-22604 -- Exhibit
            10.1).

 *10.10     Regulatory Contingency Agreement, dated as of June 16, 1994, between
            InfoVest Corporation and White River Ventures, Inc. (Current Report on Form 8-K dated June 16, 1994, File No. 0-22604 -- Exhibit 10.2).

 *10.11     Registration Rights Agreement, dated as of May 23, 1995, between the
            Registrant and the Selling Stockholders referred to therein
            (incorporated by reference to Exhibit 10.1 to the Registrant's
            Registration Statement on Form S-3 (File No. 33-93544).


Exhibit                                                                            Sequential
Number                                                                             Page Number
-------                                                                            -----------
  11        Statement re Computation of Per Share Earnings

  21        Subsidiaries of the Registrant

  23.1      Consent of Ernst & Young LLP

  23.2      Consent of Price Waterhouse LLP

  24        Powers of Attorney

  27        Financial Data Schedule


           *Previously filed as indicated and incorporated herein by reference.
