Form 10-Q
period 1997-03-31
WHITE RIVER CORP
filed 1997-05-14
CIK 913338

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           -------------------------


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      or

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

As of May 8, 1997, 4,874,756 shares of White River Corporation common stock, par value $0.01 per share, were outstanding.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES



                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
  Item 1.     Financial Statements

              Consolidated Interim Statements of Financial Condition,
              March 31, 1997 (Unaudited), and December 31, 1996                     3

              Consolidated Interim Statements of Operations (Unaudited),
              Quarters Ended March 31, 1997, and 1996                               4

              Consolidated Interim Statements of Cash Flows (Unaudited),
              Quarters Ended March 31, 1997, and 1996                               5

              Notes to Consolidated Interim Financial Statements (Unaudited)        6

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                   9


PART II.  OTHER INFORMATION

  Item 1.     Legal Proceedings                                                    13

  Item 2.     Changes in Securities                                                13

  Item 3.     Defaults Upon Senior Securities                                      13

  Item 4.     Submission of Matters to a Vote of Security Holders                  13

  Item 5.     Other Information                                                    13

  Item 6.     Exhibits and Reports on Form 8-K                                     13


SIGNATURES                                                                         16


                    WHITE RIVER CORPORATION AND SUBSIDIARIES



                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                                CONSOLIDATED INTERIM STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share amounts                                     March 31, 1997     Dec. 31, 1996
-------------------------------------------------------------------------------------------------------------------
Assets                                                                                (Unaudited)
Cash and cash equivalents                                                             $   195,113       $   188,365
Investment securities, at market value (adjusted cost:  $47,566 and $42,892)               76,871            72,699
Accounts receivable, less allowances of $1,967 and $1,946                                  11,474            10,661
Other current assets                                                                        5,822             4,545
                                                                                       ----------        ----------
  Total current assets                                                                    289,280           276,270
Other investments, at adjusted cost (fair value:  $34,790 and $39,813)                     22,124            26,420
Goodwill, less accumulated amortization of $15,992 and $14,675                             22,413            23,730
Purchased software and equipment, less accumulated amortization and depreciation
  of $37,885 and $35,188                                                                   19,492            20,478
Deferred Income tax asset                                                                   6,610             6,410
Other assets                                                                                1,088             1,204
                                                                                       ----------        ----------
  Total assets                                                                        $   361,007       $   354,512
===================================================================================================================
Liabilities
Accounts payable and accrued expenses                                                 $    22,227       $    21,334
Deferred revenues                                                                           9,046             5,709
Current portion of contract funding                                                            27               123
Current portion of notes payable and other debt                                               122               120
                                                                                       ----------        ----------
  Total current liabilities                                                                31,422            27,286
Deferred income tax liability                                                              19,517            21,867
Non-controlling interest in net assets of subsidiary                                       21,631            18,950
Notes payable and other debt                                                                   80               111
Other liabilities                                                                          27,487            22,591
                                                                                       ----------        ----------
  Total liabilities                                                                       100,137            90,805
                                                                                       ----------        ----------
Redeemable preferred stock                                                                  7,179             7,175
                                                                                       ----------        ----------
Stockholders' equity
Series B, Participating Cumulative Preferred Stock - par value $1.00
  per share; 50,000 shares designated; none issued                                                               --
Common stock - par value $0.01 per share;
  62,500,000 shares authorized; 6,370,000 shares issued                                        64                64
Common paid-in surplus                                                                    249,763           249,546
Retained earnings                                                                          33,816            36,438
Net unrealized investment gains, net of tax                                                18,922            19,358
Common stock in treasury, at cost (1,495,244 shares)                                      (48,874)          (48,874)
                                                                                       ----------        ----------
  Total stockholders' equity                                                              253,691           256,532
                                                                                       ----------        ----------
  Total liabilities, redeemable preferred stock and stockholders' equity              $   361,007       $   354,512
===================================================================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                                       (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                                  Quarter Ended
In thousands,                                                                                       March 31,
                                                                                             ----------------------
  except per share amounts                                                                       1997          1996
-------------------------------------------------------------------------------------------------------------------
Revenues
Insurance-related services                                                                 $   36,777   $    31,369
Investment income                                                                               2,562         1,969
Other revenues                                                                                  1,559            --
                                                                                            ---------    ----------
  Total revenues                                                                               40,898        33,338
                                                                                            ---------    ----------
Operating expenses
Compensation and benefits                                                                      19,103        14,205
Other operating expenses                                                                       23,683        16,865
                                                                                            ---------    ----------
  Total operating expenses                                                                     42,786        31,070
                                                                                            ---------    ----------
    Operating income(loss)                                                                     (1,888)        2,268
                                                                                            ---------    ----------

Net realized investment gains                                                                     669            --
                                                                                            ---------    ----------
Interest expense                                                                                   37         1,032
                                                                                            ---------    ----------
Pretax loss                                                                                    (1,256)        1,236
Income tax expense                                                                              1,248         2,744
                                                                                            ---------    ----------
Net loss                                                                                       (2,504)       (1,508)
Dividends and accretion on redeemable preferred stock                                             118           149
                                                                                            ---------    ----------
Net loss applicable to common stock                                                        $   (2,622)  $    (1,657)
                                                                                            =========    ==========

Primary Loss per common share                                                              $    (0.54)  $     (0.34)
Fully-diluted Loss per common share                                                        $    (0.54)  $     (0.34)
===================================================================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

           CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Quarter Ended March 31
                                                                                     ------------------------------
In thousands                                                                                 1997              1996
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                      $  (2,504)       $   (1,508)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided from operations:
     Net investment gains                                                                   (669)                --
     Amortization and depreciation of purchased software and equipment                      2,811             3,511
     Amortization of goodwill                                                               1,317             1,544
     Minority interest                                                                      2,111                --
     Contract funding revenue amortization                                                   (96)           (1,294)
     Deferred income tax expense (benefit)                                                (2,115)             1,529
     Changes in:
       Other current assets and accounts receivable                                       (2,090)           (2,394)
       Other liabilities                                                                    4,898             2,235
       Deferred revenues                                                                    3,337             1,534
       Accounts payable and accrued expenses                                                  893             2,155
      Other, net                                                                            (221)               148
                                                                                        ---------        ----------
Net cash and cash equivalents provided from operations                                      7,672             7,460
                                                                                        ---------        ----------
Cash flows provided from investing activities:
     Proceeds from sales of investment securities                                           1,207                --
     Purchases of software and equipment                                                  (1,825)           (1,018)
     Purchases of investment securities                                                     (950)                --
     Other, net                                                                                --                18
                                                                                        ---------        ----------
Net cash and cash equivalents used for investment activities                              (1,568)           (1,000)
                                                                                        ---------        ----------
Cash flows provided from financing activities:
     Proceeds from issuance of subsidiary stock                                               786                --
     Principal payments on notes payable and other debt                                      (29)           (5,824)
     Proceeds from notes payable and other debt                                                --             4,500
     Purchases of treasury stock                                                               --             (501)
     Dividends paid on redeemable preferred stock                                           (118)             (118)
    Other, net                                                                                  5                --
                                                                                        ---------        ----------
Net cash and cash equivalents provided from (used for) financing activities                   644           (1,943)
                                                                                        ---------        ----------
Net increase in cash and cash equivalents during period                                     6,748             4,517
Cash and cash equivalents balance at beginning of period                                  188,365           139,245
                                                                                        ---------        ----------
Cash and cash equivalents balance at end of period                                     $  195,113       $   143,762
===================================================================================================================
Supplemental information:
     Income taxes refunded (paid)                                                      $  (1,101)       $     2,371
     Interest paid                                                                     $       17       $     1,028
     Non-cash equipment financing                                                      $       --       $       544
===================================================================================================================

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

During June 1994, White River completed its acquisition (the "CCC Acquisition") of a majority of the total outstanding common stock, par value $0.10 per share (the "CCC Common Stock"), of CCC Information Services Group Inc. (together with its subsidiaries, unless the context requires otherwise, "CCC", formerly InfoVest Corporation). In addition, at the time of the CCC Acquisition, White River acquired redeemable preferred stock issued by CCC with a face value of $37.5 million. CCC is a supplier of automobile claims information and processing, claims management software and communications services. During August 1996, CCC completed an initial public offering (the "CCC IPO") which raised net proceeds of $72.1 million in exchange for 6.9 million newly issued shares of CCC Common Stock. CCC used the proceeds from the CCC IPO to redeem a substantial portion of the outstanding CCC Preferred Stock and to retire certain of its outstanding commercial bank debt. As a result of the CCC IPO, White River received $34.8 million, including accrued but unpaid dividends, as a partial redemption of the CCC Preferred Stock which White River held. As of March 31, 1997, White River held approximately 36% of the total outstanding shares of CCC Common Stock, as well as CCC Preferred Stock with an aggregate stated value of $4.7 million. Certain of the shares of the CCC Preferred Stock held by White River provide White River with 51% of the voting power associated with CCC's total outstanding voting stock, when combined with the shares of CCC Common Stock held by White River.

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of White River and its subsidiaries, including those of CCC. The consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). All significant intercompany balances have been eliminated in consolidation. The consolidated interim financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary by management to fairly present the financial condition, results of operations and cash flows of the Company. Notwithstanding the foregoing, these consolidated interim financial statements may not be indicative of financial results for the full year or for any other future period. Such consolidated interim financial statements should be read in conjunction with White River's 1996 Annual Report to Stockholders and Form 10-K as filed with the Securities and Exchange Commission.

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

Certain accounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

NOTE 3.  INCOME (LOSS) PER COMMON SHARE

The calculation of primary income (loss) per common share is computed by dividing net income (loss) applicable to common stock for the quarters ended March 31, 1997, and 1996, by the weighted average number of outstanding shares of Common Stock for such periods, which was 4.9 million for both quarters. The calculation of fully-diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stock for the quarters ended March 31, 1997, and 1996, by the sum of the weighted average number of outstanding shares of Common Stock and potentially dilutive securities, if any, for such periods. No dividends were declared on shares of Common Stock during such periods.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in February 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"). This statement is effective for financial statements issued for periods ending after December 15,1997; earlier adoption is not permitted. The adoption of the SFAS No. 128 would

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


not have had a material effect on the EPS information presented for the quarters ended March 31, 1997 and 1996.

NOTE 4.  INCOME TAXES

Income tax expense is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. For the quarter ended March 31,1997, the Company recorded income tax expense of $1.2 million on a pretax loss of $1.3 million. For the quarter ended March 31,1996, the Company recorded income tax expense of $2.7 million on pretax income of $1.2 million. The major components that caused the Company's effective tax rate to exceed the Federal statutory rate of 35% in both years are the amortization of goodwill and the undistributed earnings of CCC.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - As of March 31, 1997 and December 31, 1996

Book value per common and common equivalent share increased $0.40, or 1%, to $52.38 at March 31, 1997, from $51.98 at December 31, 1996. The increase was primarily due to investment income generated on invested balances of cash and cash equivalents.

Cash and cash equivalents as of March 31, 1997, totalled $195.1 million, as compared to $188.4 million as of December 31, 1996. Substantially all of the cash balances of $177.1 million which were held by White River were deposited with several major banking institutions in interest-bearing accounts with maturities of six days or less. For the quarter ended March 31, 1997 and the year ended December 31, 1996, such deposits earned a weighted average interest rate of 5.4% per annum.

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

Results of Operations -- Quarters Ended March 31, 1997, and 1996

The Company reported a net loss applicable to common stock of $2.6 million, or $0.54 per fully-diluted common share, for the quarter ended March 31, 1997, as compared to a net loss of $1.7 million, or $0.34 per fully-diluted common share, for the corresponding period ended March 31, 1996. The 1997 results reflect a pretax operating loss of $1.9 million, as compared to pretax income of $2.3 million for the same period in 1996.

Investment Operations

White River's pretax investment income totalled $2.6 million for the quarter ended March 31, 1997 compared to $2.0 for the corresponding quarter in 1996, due to a higher level of investments in cash and cash equivalents in 1997.

Pretax net realized investment gains totalled $0.7 million for the quarter ended March 31, 1997 due to the sale of certain investment securities.

Insurance-Related Services

CCC's revenues from insurance-related services increased $5.4 million, or 17.2%, to $36.8 million for the quarter ended March 31, 1997, from $31.4 million for the corresponding period in 1996. This increase was due primarily to higher revenues from collision estimating software licensing and from CCC's outsourced claims

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


and vehicle valuation services. Collision estimating software licensing revenues increased during 1997 primarily due to growth in the number of software licenses, particularly in the Autobody and Insurance markets. Outsourced claims services revenues increased primarily as a result of higher transaction volume, and vehicle valuation services revenues increased as a result of improvements to the product which assist customers in settling totaled vehicle claims.

On a stand-alone basis, CCC reported net income before accretion and dividends on preferred stock of $3.4 million for the quarter ended March 31, 1997 as compared to $2.6 million for the corresponding quarter in 1996. Such results exclude the effects of White River's amortization and adjustment of goodwill and purchased software associated with the CCC Acquisition, which reduced CCC's stand-alone reported net income by $1.9 million during the quarter ended March 31, 1997 and $3.5 million for the corresponding period in 1996. In addition, White River recorded a $2.1 million expense for the first quarter 1997 which represents the equity in earnings of a noncontrolling interest in CCC. No comparable expense was recognized in the first quarter 1996, because the minority interest prior to the August, 1996 CCC IPO represented a recoverable balance which was not reflected in the consolidated statements of financial condition, as the minority interest did not guarantee the obligations of CCC nor was it otherwise committed to provide further financial support. The 1996 adjustment to CCC's stand-alone results includes income tax benefits of $1.2 million, which were recorded by CCC but which were reflected in consolidation by White River as a reduction of goodwill.

Fashion Accessories

Hanover, which began operations in April 1996, had revenues from the sale of fashion accessories of $1.6 million for the quarter ended March 31, 1997. These sales are reported as Other revenues in the accompanying consolidated interim statements of operations. Hanover reported an operating loss of $0.2 million for the quarter ended March 31, 1997. As of March 31, 1997, White River's investment in and advances to Hanover totalled $1.5 million.

Operating Expenses

Compensation and benefits expense increased 34.5%, to $19.1 million for the quarter ended March 31, 1997, as compared to $14.2 million for the corresponding quarter in 1996. The 1997 quarterly result reflects a $2.9 million increase in White River's provision for deferred stock-based incentive awards, which was due to increases in the market value of Common Stock during such period. Hanover's operations, which did not begin until April 1996, added $0.7 million to this expense during the 1997 period. Additionally, CCC's compensation and benefits increased $1.2 million in 1997 compared to the 1996 period, due to higher staffing required to support revenue growth and product development activities.

Other operating expenses increased 40.4%, to $23.7 million for the quarter ended March 31, 1997, as compared to $16.9 million for the corresponding quarter in 1996. Such increase was due to (i) An increase in CCC's operating expenses of $2.8 million, or 19.9%, which was primarily attributable to an increase in productive and customer support capacity necessary to support increased revenues, as well as to efforts to build and upgrade internal systems. Furthermore, during the first quarter 1996, CCC had constraints imposed

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


on operating expenditures due to principal payment obligations and restrictive covenants attributable to its previous commercial bank credit facility; (ii) a $0.9 million increase in the provision by the Company for directors' stock based incentive awards which is due to increases in the market value of Common Stock during such period; and (iii) the recording by the Company of a $2.1 million expense related to equity in earnings of a noncontrolling interest in CCC for the first quarter 1997. No comparable expense was recognized in the first quarter 1996, because the minority interest prior to the August, 1996 CCC IPO represented a recoverable balance which was not reflected in the consolidated statements of financial condition, as the minority interest did not guarantee the obligations of CCC nor was it otherwise committed to provide further financial support.

Interest Expense

Interest expense totalled thirty seven thousand dollars for the quarter ended March 31, 1997 as compared to $1.0 million for the corresponding quarter 1996. The decrease is due primarily to the repayment of CCC's long-term debt and contract funding amortization following its initial public offering in August 1996.

New Accounting Pronouncement

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in February 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"). This statement is effective for financial statements issued for periods ending after December 15,1997; earlier adoption is not permitted. The adoption of the SFAS No. 128 would not have had a material effect on the EPS information presented for the quarters ended March 31, 1997 and 1996.

Liquidity and Capital Resources

White River

As of March 31, 1997, the Company had consolidated cash and cash equivalents of $195.1 million, of which $177.1 million relate to balances held by White River primarily in accounts with banks with maturities of six days or less. White River's primary sources of additional cash include sales of investments as well as interest earned on cash equivalents and dividends earned from the investment portfolio. For the foreseeable future, White River does not expect to receive cash dividends on its holdings of CCC Common Stock. As of March 31, 1997, White River continues to hold CCC Preferred Stock with a redemption value of $5.1 million, including accrued but unpaid dividends. The remaining CCC Preferred Stock held by White River must be redeemed by June 16, 1999, and may be redeemed sooner under certain circumstances including the occurrence of subsequent offerings of CCC Common Stock. White River has not made any formal or informal commitment to make additional investments in or advances to CCC and is not a direct or indirect guarantor of any CCC indebtedness.

Cumulative repurchases of shares of Common Stock during the period from the Distribution through March 31, 1997, totalled approximately 1.5 million shares at an aggregate cost of $48.9 million. As of March 31, 1997,

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


White River may repurchase approximately 0.5 million additional shares of Common Stock under its existing share repurchase authorization.

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

CCC

Since the retirement of the Former Credit Facility, CCC's principal liquidity requirements are to provide for operating activities, including product development, and to fund purchases of equipment for internal and customer purposes. For the quarter ended March 31, 1997, net cash provided by CCC's operating activities was $8.0 million. CCC used $1.8 million of cash to purchase equipment and software and invested $1.0 million in marketable securities.

Management believes that cash flows from CCC's operations and an available $20.0 million under its revolving credit facility (the "New CCC Facility") will be sufficient to meet CCC's liquidity needs over the next 12 months. Through March 31,1997, there have been no borrowings under the New CCC Facility. There can be no assurance, however, that CCC will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond those described above.

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

                    WHITE RIVER CORPORATION AND SUBSIDIARIES



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

             *3.2     By-Laws of the Registrant (Form 10, File No. 0-22604 --
                      Exhibit 3.2).

             *4.1 Rights Agreement between the Registrant and First Chicago Trust Company of New York, as Rights Agent (Form 8-A, File No. 0-22604 -- Exhibit 1).

             *4.2 Certificate of Designations of Series A, Non-Participating Cumulative Preferred Stock (Form 10, File No. 0-22604 --
                      Exhibit 4.2).

             *4.3 Certificate of Designations of Series B, Participating Cumulative Preferred Stock (Form 10- K for the year ended December 31, 1993, File No. 0-22604 -- Exhibit 4.3).

             *4.4 White River Common Stock Certificate (Form 10-K for the year ended December 31, 1993, File No. 0-22604 -- Exhibit 4.4).

            *10.1 1993 Incentive Compensation Plan of the Registrant adopted on September 24, 1993 (Form 10, File No. 0-22604 --Exhibit 10.1).

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

                    WHITE RIVER CORPORATION AND SUBSIDIARIES



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

            *11 Statement re Computation of Per Share Earnings (incorporated herein by reference to Exhibit 11 of the Company's Annual Report on Form 10-K, dated December 31, 1996, Commission File No. 0-22604 -- Exhibit 11).

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


Date: May 12, 1997                   White River Corporation



                                     By:     /s/ Robert T. Marto
                                             -------------------------
                                     Name:   Robert T. Marto
                                     Title:  President and
                                              Chief Executive Officer


                                     By:     /s/ Michael E.B. Spicer
                                             -------------------------
                                     Name:   Michael E.B. Spicer
                                     Title:  Chief Financial Officer and
                                              Treasurer

                    WHITE RIVER CORPORATION AND SUBSIDIARIES

   Exhibit                                                                                      Sequential
   Number                                   Exhibit Index                                       Page Number
-------------     -----------------------------------------------------------------     ---------------------------

     27           Financial Data Schedule