Form 10-Q
period 1997-06-30
WHITE RIVER CORP
filed 1997-08-12
CIK 913338

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------


                                    FORM 10-Q


          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

As of August 7, 1997, 4,874,756 shares of White River Corporation common stock, par value $0.01 per share, were outstanding.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION



  Item 1.     Financial Statements
              Consolidated Interim Statements of Financial Condition,
              June 30, 1997 (Unaudited), and December 31, 1996                3

              Consolidated Interim Statements of Operations (Unaudited),
              Quarters and Six Months Ended June 30, 1997, and 1996           4

              Consolidated Interim Statements of Cash Flows (Unaudited),
              Six Months Ended June 30, 1997, and 1996                        5

              Notes to Consolidated Interim Financial Statements (Unaudited)  6

  Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       9


PART II.  OTHER INFORMATION

  Item 1.     Legal Proceedings                                              14

  Item 2.     Changes in Securities                                          14

  Item 3.     Defaults Upon Senior Securities                                14

  Item 4.     Submission of Matters to a Vote of Security Holders            14

  Item 5.     Other Information                                              14

  Item 6.     Exhibits and Reports on Form 8-K                               15


SIGNATURES                                                                   17

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                            CONSOLIDATED INTERIM STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share amounts                                      June 30, 1997     Dec. 31, 1996
-------------------------------------------------------------------------------------------------------------------
Assets                                                                                (Unaudited)
Cash and cash equivalents                                                             $   192,086       $   188,365
Investment securities, at market value (adjusted cost:  $52,261 and $42,892)               97,358            72,699
Accounts receivable, less allowances of $2,283 and $1,946                                  12,439            10,661
Other current assets                                                                        5,364             4,545
                                                                                       ----------        ----------
  Total current assets                                                                    307,247           276,270
Other investments, at adjusted cost (fair value:  $37,628 and $39,813)                     22,124            26,420
Goodwill, less accumulated amortization of $17,317 and $14,675                             21,334            23,730
Purchased software and equipment, less accumulated amortization and depreciation
  of $40,798 and $35,081                                                                   18,645            20,478
Deferred Income tax asset                                                                   6,838             6,410
Other assets                                                                                1,041             1,204
                                                                                       ----------        ----------
  Total assets                                                                        $   377,229       $   354,512
===================================================================================================================
Liabilities
Accounts payable and accrued expenses                                                 $    19,730       $    21,334
Deferred revenues                                                                           7,028             5,709
Current portion of contract funding                                                            --               123
Current portion of notes payable and other debt                                               122               120
                                                                                       ----------        ----------
  Total current liabilities                                                                26,880            27,286
Deferred income tax liability                                                              24,749            21,867
Non-controlling interest in net assets of subsidiary                                       25,062            18,950
Notes payable and other debt                                                                   50               111
Other liabilities                                                                          29,292            22,591
                                                                                       ----------        ----------
  Total liabilities                                                                       106,033            90,805
                                                                                       ----------        ----------
Redeemable preferred stock                                                                  7,182             7,175
                                                                                       ----------        ----------
Stockholders' equity
Series B, Participating Cumulative Preferred Stock - par value $1.00
  per share; 50,000 shares designated; none issued                                             --                --
Common stock - par value $0.01 per share;
  62,500,000 shares authorized; 6,370,000 shares issued                                        64                64
Common paid-in surplus                                                                    250,124           249,546
Retained earnings                                                                          33,402            36,438
Net unrealized investment gains, net of tax                                                29,298            19,358
Common stock in treasury, at cost (1,495,244 shares)                                     (48,874)          (48,874)
                                                                                       ----------        ----------
  Total stockholders' equity                                                              264,014           256,532
                                                                                       ----------        ----------
  Total liabilities, redeemable preferred stock and stockholders' equity              $   377,229       $   354,512
===================================================================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                    Quarter Ended               Six Months Ended
                                                                       June 30                      June 30,
In thousands,                                                   ---------------------        ----------------------
  except per share amounts                                           1997        1996            1997          1996
-------------------------------------------------------------------------------------------------------------------
Revenues
Insurance-related services                                     $   38,289  $   31,956      $   75,066   $    63,325
Investment income                                                   2,736       1,936           5,298         3,905
Other revenues                                                      1,774          --           3,333            --
                                                                ---------   ---------       ---------    ----------
  Total revenues                                                   42,799      33,892          83,697        67,230
                                                                ---------   ---------       ---------    ----------

Operating expenses
Compensation and benefits                                          17,651      16,079          36,754        30,284
Other operating expenses                                           23,561      17,686          47,244        34,551
                                                                ---------   ---------       ---------    ----------
  Total operating expenses                                         41,212      33,765          83,998        64,835
                                                                ---------   ---------       ---------    ----------
    Operating income (loss)                                         1,587         127           (301)         2,395
                                                                ---------   ---------       ---------    ----------

Net realized investment gains                                         505         996           1,174           996
                                                                ---------   ---------       ---------    ----------

Interest expense                                                       35         950              72         1,982
                                                                ---------   ---------       ---------    ----------
Pretax income                                                       2,057         173             801         1,409
Income tax expense                                                  2,353       2,869           3,601         5,613
                                                                ---------   ---------       ---------    ----------
Net loss                                                            (296)     (2,696)         (2,800)       (4,204)
Dividends and accretion on redeemable preferred stock                 118         147             236           296
                                                                ---------   ---------       ---------    ----------
Net loss applicable to common stock                            $    (414)  $  (2,843)      $  (3,036)   $   (4,500)
                                                                =========   =========       =========    ==========

Primary loss per common share                                  $   (0.08)  $   (0.58)      $   (0.62)   $    (0.92)
Fully-diluted loss per common share                            $   (0.08)  $   (0.58)      $   (0.62)   $    (0.92)
===================================================================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES



            CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                                        Six Months Ended June 30,
                                                                                     ------------------------------
In thousands                                                                                 1997              1996
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                      $   (2,800)      $    (4,204)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided from operations:
     Net investment gains                                                                  (1,174)             (996)
     Amortization and depreciation of purchased software and equipment                      5,725             6,939
     Amortization of goodwill                                                               2,640             2,936
     Minority interest                                                                      4,554                --
     Contract funding revenue amortization                                                   (123)           (2,258)
     Deferred income tax expense (benefit)                                                 (2,470)            2,174
     Changes in:
       Other current assets and accounts receivable                                        (2,597)             (403)
       Other liabilities                                                                    6,701             1,354
       Deferred revenues                                                                    1,319              (581)
       Accounts payable and accrued expenses                                               (1,604)            5,288
       Other, net                                                                            (588)             (900)
                                                                                        ---------        ----------
Net cash and cash equivalents provided from operations                                      9,583             9,349
                                                                                        ---------        ----------
Cash flows provided from (used for) investing activities:
     Proceeds from sales of investment securities                                           2,170             2,318
     Purchases of software and equipment                                                   (3,892)           (1,827)
     Purchases of investment securities                                                    (5,986)               --
     Other, net                                                                                --                24
                                                                                        ---------        ----------
Net cash and cash equivalents provided from (used for) investment activities               (7,708)              515
                                                                                        ---------        ----------
Cash flows provided from (used for) financing activities:
     Proceeds from issuance of subsidiary stock                                             2,136                --
     Principal payments on notes payable and other debt                                       (59)          (16,181)
     Proceeds from notes payable and other debt                                                --             9,750
     Purchases of treasury stock                                                               --            (1,165)
     Dividends paid on redeemable preferred stock                                            (236)             (236)
     Other, net                                                                                 5               283
                                                                                        ---------        ----------
Net cash and cash equivalents provided from (used for) financing activities                 1,846            (7,549)
                                                                                        ---------        ----------
Net increase in cash and cash equivalents during period                                     3,721             2,315
Cash and cash equivalents balance at beginning of period                                  188,365           139,245
                                                                                        ---------        ----------
Cash and cash equivalents balance at end of period                                     $  192,086       $   141,560
===================================================================================================================
Supplemental information:
     Income taxes paid (refunded)                                                      $    7,162       $      (766)
     Interest paid                                                                     $       41       $     1,745
     Non-cash equipment financing                                                      $       --       $     1,088
Minority interest in CCC other investment distribution                                         --               254
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

During June 1994, White River completed its acquisition (the "CCC Acquisition") of a majority of the total outstanding common stock, par value $0.10 per share (the "CCC Common Stock"), of CCC Information Services Group Inc. (together with its subsidiaries, unless the context requires otherwise, "CCC", formerly InfoVest Corporation). In addition, at the time of the CCC Acquisition, White River acquired redeemable preferred stock issued by CCC with a face value of $37.5 million. CCC is a supplier of automobile claims information and processing, claims management software and communications services. During August 1996, CCC completed an initial public offering (the "CCC IPO") which raised net proceeds of $72.1 million in exchange for 6.9 million newly issued shares of CCC Common Stock. CCC used the proceeds from the CCC IPO to redeem a substantial portion of the outstanding CCC Preferred Stock and to retire certain of its outstanding commercial bank debt. As a result of the CCC IPO, White River received $34.8 million, including accrued but unpaid dividends, as a partial redemption of the CCC Preferred Stock which White River held. As of June 30, 1997, White River held approximately 36% of the total outstanding shares of CCC Common Stock, as well as CCC Preferred Stock with an aggregate stated value of $4.7 million. Certain of the shares of the CCC Preferred Stock held by White River provide White River with 51% of the voting power associated with CCC's total outstanding voting stock, when combined with the shares of CCC Common Stock held by White River.

During April 1996, White River, through its wholly-owned subsidiary Hanover Accessories, Inc. ("Hanover"), became engaged in the design, distribution, sale and retail servicing of popular-priced fashion accessories,

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


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

NOTE 3.  INCOME (LOSS) PER COMMON SHARE

The calculation of primary income (loss) per common share is computed by dividing net income (loss) applicable to common stock for the quarters and six month periods ended June 30, 1997, and 1996, by the weighted average number of outstanding shares of Common Stock for such periods, which was 4.9 million for both the 1997 and 1996 periods. The calculation of fully-diluted income (loss) per common share is computed by dividing net income (loss) applicable to common stock for the quarters and six month periods ended June 30, 1997, and 1996, by the sum of the weighted average number of outstanding shares of Common Stock and potentially dilutive securities, if any, for such periods. No dividends were declared on shares of Common Stock during such periods.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in February 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"). This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. The adoption of the SFAS No. 128 would not have had a material effect on the EPS information presented for the quarters and six month period ended June 30, 1997 and 1996.

The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. In addition to net income, comprehensive income includes items recorded directly to stockholders' equity, such as unrealized gains and losses on certain investments in equity, preferred stock accretion, preferred stock dividends and the income tax benefit related to the exercise of certain stock options. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require an additional financial statement disclosure detailing the Company's comprehensive income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is also effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact this statement will have on the consolidated financial statements.

NOTE 5.  INCOME TAXES

Income tax expense is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. For the six month period ended June 30,1997, the Company recorded income tax expense of $3.6 million on pretax income of $0.8 million. For the six month period ended June 30, 1996, the Company recorded income tax expense of $5.6 million on pretax income of $1.4 million. The major components that caused the Company's effective tax rate to exceed the Federal statutory rate of 35% in both years are the amortization of goodwill and the undistributed earnings of CCC.

NOTE 6.  LEGAL PROCEEDINGS

The Company is a party to various claims and routine litigation arising in the normal course of business. Such claims and litigation are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 7.  SUBSEQUENT EVENT

On July 25, 1997, White River sold its entire common stock investment in McFarland Energy due to the purchase of McFarland by Monterey Acquisition Corporation. As a result of this transaction, the Company realized an after tax gain on the sale of $4.5 million in its Statement of Operations during the quarter ending September 30, 1997.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - As of June 30, 1997 and December 31, 1996

Book value per common and common equivalent share increased 6.3% to $55.28 per share at June 30, 1997, as compared to $51.98 at December 31, 1996. The increase was primarily due to unrealized gains from White River's investments in Cross Timbers Oil Company common stock and in McFarland Energy common stock. The increase in McFarland's value reflects the impending sale of all of our holdings of said common shares on July 25, 1997 as a result of the purchase of McFarland by Monterey Acquisition Corporation. The combined impact on book value of increases in net unrealized investment gains versus year-end 1996 was $2.04 per share.

Cash and cash equivalents as of June 30, 1997, totalled $192.1 million, as compared to $188.4 million as of December 31, 1996. Substantially all of the cash and cash equivalent balances were deposited with several major banking institutions in interest-bearing accounts with maturities of six days or less. At June 30, 1997, such deposits earned a weighted average interest rate of 5.6% per annum, as compared to 5.4% per annum at December 31, 1996.

The White River board of directors (the "White River Board") continues to consider the level of capital available to White River in light of its current operating needs and the prospects for the acquisition of additional operating businesses. If, as a result of such analysis, it is determined that stockholder value would best be enhanced through the return of capital to stockholders, White River may distribute to its stockholders, through share repurchases or other means approved by the White River Board, funds which the White River Board concludes are in excess of the current and projected capital needs of White River.

Results of Operations - Quarters and Six Months Ended June 30, 1997, and 1996

The Company reported a net loss applicable to common stock of $0.4 million, or $0.08 per fully-diluted common share, for the quarter ended June 30, 1997, as compared to a net loss applicable to common stock of $2.8 million, or $0.58 per fully-diluted common share, for the quarter ended June 30, 1996. The 1997 second quarter results reflect pretax operating income of $1.6 million, as compared to pretax operating income of $0.1 million for the same period in 1996.

For the six months ended June 30, 1997, White River reported a net loss applicable to common stock of $3.0 million, or $0.62 per fully-diluted common share, as compared to a net loss of $4.5 million, or $0.92 per fully-diluted common share for the same period in 1996. The 1997 year-to-date results reflect a pretax operating loss of $0.3 million, as compared to pretax operating income of $2.4 million for the same period in 1996.

Investment Operations

White River's pretax investment income totalled $2.7 million for the quarter ended June 30, 1997, and $5.3 million for the six months then ended, as compared to $1.9 million and $3.9 million for the quarter and six months ended June 30, 1996, respectively. These increases reflect the increased balances in cash and cash equivalents during the first six months of 1997, as compared the same period in 1996.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


Pretax net realized investment gains totalled $0.5 million for the quarter ended June 30, 1997, and $1.2 million for the six months then ended, as compared to $1.0 million for the quarter and six months ended June 30, 1996.

Insurance-Related Services

CCC's revenues from insurance-related services increased $6.3 million, or 19.8%, to $38.3 million for the quarter ended June 30, 1997, from $32.0 million for the same period in 1996. For the six months ended June 30, 1997, CCC's revenues from insurance-related services increased 18.5%, to $75.1 million, from $63.3 million for the same period in 1996. This improvement was primarily due to higher revenues from workflow/collision estimating software and from CCC's outsourced claims and vehicle valuation services. Collision estimating software licensing revenues increased primarily due to growth in the number of software licenses, particularly in the Autobody and insurance markets. Outsourced claims services revenues increased during 1997 primarily as a result of higher transaction volume, and vehicle valuation services increased as a result of improvements to the product which assist customers in settling totalled vehicle claims.

On a stand-alone basis, CCC reported net income before accretion and dividends on preferred stock of $3.9 million and $7.3 million for the quarter and six months ended June 30, 1997, respectively, as compared to $4.1 million and $6.7 million for the same periods in 1996. Such stand-alone results exclude the effects of White River's amortization and adjustment of goodwill and purchased software associated with the CCC acquisition, which reduced CCC's net income as reported by White River by $1.8 million and $3.6 million for the quarter and six months ended June 30, 1997, as compared to $4.3 million and $7.8 million for the respective periods in 1996. In addition, White River recorded an expense of $2.5 million and $4.6 million, respectively, for the quarter and six month period ended June 30, 1997, which represents the equity in earnings of noncontrolling interest in CCC. No comparable expense was recognized in the quarter and six month period ended June 30, 1996, because the minority interest prior to the August, 1996 CCC IPO represented a recoverable balance which was not reflected in the consolidated statements of financial condition, as the minority interest did not guarantee the obligations of CCC nor was it otherwise committed to provide further financial support. The 1996 adjustment to CCC's stand-alone results includes income tax benefits of $1.8 million and $3.1 million for the quarter and six months ended June 30, 1996 which was recorded by CCC but which were reflected in consolidation by White River as a reduction of goodwill.

Fashion Accessories

Hanover Accessories, which began operations in April 1996, generated $1.8 million in revenue from the sale of fashion accessories during the second quarter 1997, with a net loss of $0.1 million. For the six months year-to-date, revenues were $3.3 million, with a year-to-date net loss of $0.3 million. Sales of Hanover are reported as Other Revenues in the accompanying consolidated interim statements of operations. As of June 30, 1997, White River's investment in and advances to Hanover totalled $2.2 million.

Operating Expenses

Compensation and benefits expense increased 9.8%, to $17.7 million for the quarter ended June 30, 1997, as compared to $16.1 million for the same period in 1996. Hanover's operations, which did not begin until April

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


1996, added $0.8 million to this amount during the second quarter of 1997. Expenses related to stock-based incentive awards decreased by $1.2 million in the second quarter of 1997 when compared with the second quarter of 1996 due to accelerated vesting of certain awards during the second quarter of 1996. Additionally, CCC's compensation and benefits increased by $2.0 million for the quarter ended June 30, 1997 when compared with the 1996 quarter as a result of higher staffing required to support revenue growth and product development activities. For the six months ended June 30, 1997, compensation and benefits expense totalled $36.8 million, as compared to $30.3 million for the corresponding period in 1996. The 1997 six month results include a $1.8 million increase in White River's provision for stock based incentive awards, $1.5 million related to Hanover's operations, and a $3.3 million increase in CCC's compensation and benefits.

Other operating expenses increased 33.2%, to $23.6 million, for the quarter ended June 30, 1997, as compared to $17.7 million for the corresponding quarter in 1996. Such increase was due to (i) an increase in CCC's operating expenses of $3.6 million, or 21.2%, which was primarily attributable to an increase in product development and customer support capacity necessary to support increased revenues, as well as to efforts to build and upgrade internal systems. Furthermore, during the second quarter 1996, CCC had constraints imposed on operating expenditures due to principal payment obligations and restrictive covenants attributable to its previous commercial bank credit facility; (ii) the recording by the Company of a $2.5 million expense related to equity in earnings of a noncontrolling interest in CCC for the second quarter 1997. No comparable expense was recognized in the second quarter 1996, because the minority interest prior to the August, 1996 CCC IPO represented a recoverable balance which was not reflected in the consolidated statements of financial condition, as the minority interest did not guarantee the obligations of CCC nor was it otherwise committed to provide further financial support. For the six months ended June 30, 1997, other operating expenses totalled $47.2 million, as compared to $34.6 million for the 1996 period, representing an increase of 36.7%.

Interest Expense

Interest expense totalled thirty five thousand dollars and seventy two thousand dollars for the quarter and six months ended June 30, 1997, respectively, as compared to $1.0 million and $2.0 million for the corresponding periods in 1996. The decrease is due primarily to the repayment of CCC's long-term debt and contract funding amortization following its initial public offering in August 1996.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in February 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"). This statement is effective for financial statements issued for periods ending after December 15,1997; earlier adoption is not permitted. The adoption of the SFAS No. 128 would not have had a material effect on the EPS information presented for the quarters and six month periods ended June 30, 1997 and 1996.

The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. In addition to net income, comprehensive income includes items recorded directly to stockholders' equity, such as unrealized gains and losses on certain investments in equity, preferred stock accretion, preferred stock dividends and the

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


income tax benefit related to the exercise of certain stock options. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will only require an additional financial statement disclosure detailing the Company's comprehensive income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes new standards for reporting information about operating segments in interim and annual financial statements. This statement is also effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact this statement will have on the consolidated financial statements.

Liquidity and Capital Resources

White River

As of June 30, 1997, the Company had consolidated cash and cash equivalents of $192.1 million, of which $178.5 million relate to balances held by White River primarily in accounts with banks with maturities of six days or less. White River's primary sources of additional cash include sales of investments as well as interest earned on cash equivalents and dividends earned from the investment portfolio. For the foreseeable future, White River does not expect to receive cash dividends on its holdings of CCC Common Stock. As of June 30, 1997, White River continues to hold CCC Preferred Stock with a redemption value of $5.0 million, including accrued but unpaid dividends. The remaining CCC Preferred Stock held by White River must be redeemed by June 16, 1999, and may be redeemed sooner under certain circumstances including the occurrence of subsequent offerings of CCC Common Stock. White River has not made any formal or informal commitment to make additional investments in or advances to CCC and is not a direct or indirect guarantor of any CCC indebtedness.

Cumulative repurchases of shares of Common Stock during the period from the Distribution through June 30, 1997, totalled approximately 1.5 million shares at an aggregate cost of $48.9 million. As of June 30, 1997, White River may repurchase approximately 0.5 million additional shares of Common Stock under its existing share repurchase authorization.

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

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


CCC

Since the retirement of its former credit facility, CCC's principal liquidity requirements are to provide for operating activities, including product development, and to fund purchases of equipment for internal and customer purposes. For the six months ended June 30, 1997, net cash provided by CCC's operating activities was $11.2 million. CCC applied $3.8 million of cash to purchase equipment and software and invested $6.0 million in marketable securities, net of proceeds from the sale of such securities.

Management believes that cash flows from CCC's operations and an available $20.0 million under its revolving credit facility will be sufficient to meet CCC's liquidity needs over the next 12 months. There can be no assurance, however, that CCC will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond those described above.

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 8, 1997, White River held its regular annual meeting (the "Annual Meeting") of stockholders for purposes of (i) electing a Class I Director with term ending in 2000, (ii) approving the appointment of Ernst & Young LLP ("Ernst & Young") as White River's independent auditors for 1997, and (iii) transacting such other business as may be properly brought before the Annual Meeting or any adjournment thereof.

          At the Annual Meeting, Andrew Delaney was elected as a Class I Director with a term ending in 1999 with a total of 4,251,639 votes cast for, zero votes cast against, and 3,465 votes withheld. After the Annual Meeting, Gordon S. Macklin continued to serve as a Class II Director with a term ending in 1998 and Robert T. Marto and Patrick M. Byrne continue to serve as Class III Directors with terms ending in 1999.

          In addition, at the Annual Meeting, Ernst & Young was approved as White River's independent auditors for 1997 with a total of 4,253,171 votes cast for, 1,157 votes cast against, and 776 votes withheld.

Item 5.   Other Information

          None.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits


          2.1* Purchase Agreement, dated as of April 15, 1994, among White River Ventures, Inc. and Teachers Insurance and Annuity Association of America, The Mutual Life Insurance Company of New York, TCW Special Placements Fund II, TCW Capital and BankAmerica Capital Investments (Current Report on Form 8-K dated April 15, 1994, File No. 0-22604 -- Exhibit 2.1).

          2.1 (a) Index of Omitted Schedules; Agreement to Furnish Upon Request (Current Report on Form 8-K dated April 15, 1994, File No. 0-22604 -- Exhibit 2.1(a)).

          2.2* Reorganization Agreement, dated as of June 16, 1994, between InfoVest Corporation and White River Ventures, Inc. (Current Report on Form 8-K dated June 16, 1994, File No. 0- 22604 --
                   Exhibit 2.1).

          2.2 (a) Index of Omitted Schedules; Agreement to Furnish Upon Request (Current Report on Form 8-K dated June 16, 1994, File No. 0-22604-- Exhibit 2.1(a)).

          2.3* Stock and Asset Purchase Agreement, dated as of August 25, 1994, by and among InfoVest Corporation and Credit Card Service Corporation and Faneuil, Inc., New Service, Inc. and Faneuil ISG, Inc. (Current Report on Form 8-K dated August 25, 1994, File No. 0-22604 -- Exhibit 2.1).

          2.3 (a) Index of Omitted Exhibits and Schedules; Agreement to Furnish Upon Request (Current Report on Form 8-K dated August 25, 1994, File No. 0-22604 -- Exhibit 2.1(a)).

          3.1* Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware (Form 10, File No. 0-22604 -- Exhibit 3.1).

          3.2*     By-Laws of the Registrant (Form 10, File No. 0-22604 --
                   Exhibit 3.2).

          4.1* Rights Agreement between the Registrant and First Chicago Trust Company of New York, as Rights Agent (Form 8-A, File No. 0-22604 -- Exhibit 1).

          4.2* Certificate of Designations of Series A, Non-Participating Cumulative Preferred Stock (Form 10, File No. 0-22604 --
                   Exhibit 4.2).

          4.3* Certificate of Designations of Series B, Participating Cumulative Preferred Stock (Form 10- K for the year ended December 31, 1993, File No. 0-22604 -- Exhibit 4.3).

          4.4* White River Common Stock Certificate (Form 10-K for the year ended December 31, 1993, File No. 0-22604 -- Exhibit 4.4).

         10.1* 1993 Incentive Compensation Plan of the Registrant adopted on September 24, 1993 (Form 10, File No. 0-22604 -- Exhibit 10.1).

         10.2* Voluntary Deferred Compensation Plan of the Registrant adopted on September 24, 1993 (Form 10, File No. 0-22604 --
                   Exhibit 10.2).

         10.3* Deferred Benefit Plan of the Registrant adopted on September 24, 1993 (Form 10, File No. 0-22604 -- Exhibit 10.3).

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


         10.4* Letter Agreement Evidencing Award of Performance Units between the Registrant and Andrew Delaney (Form 10-K for the year ended December 31, 1993, File No. 0-22604 -- Exhibit 10.4).

         10.5* Letter Agreement Evidencing Award of Performance Units between the Registrant and Gordon S. Macklin (Form 10-K for the year ended December 31, 1993, File No. 0-22604 -- Exhibit 10.5).

         10.6* Credit Agreement dated as of December 13, 1993, between the Registrant and Fund American Enterprises Holdings, Inc. (Form 10-K for the year ended December 31, 1993, File No. 0-22604 -- Exhibit 10.6).

         10.7* Intercompany Services and Expense Sharing Agreement dated as of September 24, 1993, between the Registrant and Fund American Enterprises Holdings, Inc. (Form 10, File No. 0-22604 -- Exhibit 10.8).

         10.8* First Amendment to the Deferred Benefit Plan of the Registrant dated as of December 17, 1993 (Form 10-K for the year ended December 31, 1993, File No. 0-22604 -- Exhibit 10.10).

         10.9* Stockholders' Agreement, dated as of June 16, 1994, by and among CCC, White River Ventures, Inc. and the Inside Stockholders of CCC identified on Exhibit A thereto (Current Report on Form 8-K dated June 16, 1994, File No. 0-22604 --
                   Exhibit 10.1).

         10.10* Regulatory Contingency Agreement, dated as of June 16, 1994, between CCC and White River Ventures, Inc. (Current Report on Form 8-K dated June 16, 1994, File No. 0-22604 -- Exhibit 10.2).

         10.11* Registration Rights Agreement, dated as of May 23, 1995, between the Registrant and the Selling Stockholders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-93544).

         11* Statement re Computation of Per Share Earnings (incorporated herein by reference to Exhibit 11 of the Company's Annual Report on Form 10-K, dated December 31, 1996, Commission File No. 0-22604 -- Exhibit 11).

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


Date: August 8, 1997               White River Corporation



                                   By:    /s/ Robert T. Marto
                                          ------------------------------
                                   Name:  Robert T. Marto
                                   Title: President and
                                           Chief Executive Officer


                                   By:    /s/ Michael E.B. Spicer
                                          ------------------------------
                                   Name:  Michael E.B. Spicer
                                   Title: Chief Financial Officer and
                                           Treasurer

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


   Exhibit                                           Sequential
   Number            Exhibit Index                   Page Number
  ---------      ------------------------        ------------------
     27          Financial Data Schedule
