Form 10-Q
period 1997-09-30
WHITE RIVER CORP
filed 1997-11-12
CIK 913338

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -------------------------


                                    FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      or

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

As of November 7, 1997, 4,874,756 shares of White River Corporation common stock, par value $0.01 per share, were outstanding.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION
  Item 1.     Financial Statements

              Consolidated Interim Statements of Financial Condition,
              September 30, 1997 (Unaudited), and December 31, 1996                              3

              Consolidated Interim Statements of Operations (Unaudited),
              Quarters and Nine Months Ended September 30, 1997, and 1996                        4

              Consolidated Interim Statements of Cash Flows (Unaudited),
              Nine Months Ended September 30, 1997, and 1996                                     5

              Notes to Consolidated Interim Financial Statements (Unaudited)                     6

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                               10

PART II.  OTHER INFORMATION
  Item 1.     Legal Proceedings                                                                 15

  Item 2.     Changes in Securities                                                             15

  Item 3.     Defaults Upon Senior Securities                                                   15

  Item 4.     Submission of Matters to a Vote of Security Holders                               15

  Item 5.     Other Information                                                                 15

  Item 6.     Exhibits and Reports on Form 8-K                                                  16

SIGNATURES                                                                                      18

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           CONSOLIDATED INTERIM STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share amounts                                     Sept. 30, 1997     Dec. 31, 1996
-------------------------------------------------------------------------------------------------------------------
Assets                                                                                (Unaudited)

Cash and cash equivalents                                                             $   193,296       $   188,365
Investment securities, at market value (adjusted cost:  $63,895 and $42,892)              120,658            72,699
Accounts receivable, less allowances of $2,694 and $1,946                                  16,539            10,661
Other current assets                                                                        6,418             4,545
                                                                                       ----------        ----------
  Total current assets                                                                    336,911           276,270
Other investments, at adjusted cost (fair value:  $44,579 and $39,813)                     22,124            26,420
Goodwill, less accumulated amortization of $18,674 and $14,675                             19,977            23,730
Purchased software and equipment, less accumulated
   amortization and depreciation of $43,841 and $35,081                                    18,072            20,478
Deferred Income tax asset                                                                   7,017             6,410
Other assets                                                                                1,195             1,204
                                                                                       ----------        ----------
  Total assets                                                                        $   405,296       $   354,512
===================================================================================================================
Liabilities
Accounts payable and accrued expenses                                                 $    25,878       $    21,334
Deferred revenues                                                                           7,290             5,709
Current portion of contract funding                                                            --               123
Current portion of notes payable and other debt                                               122               120
                                                                                       ----------        ----------
  Total current liabilities                                                                33,290            27,286
Deferred income tax liability                                                              30,967            21,867
Notes payable and other debt                                                                   20               111
Other liabilities                                                                          27,778            22,591
                                                                                       ----------        ----------
  Total liabilities                                                                        92,055            71,855
                                                                                       ----------        ----------
Redeemable preferred stock                                                                  7,185             7,175
                                                                                       ----------        ----------
Minority interest                                                                          28,643            18,950
                                                                                       ----------        ----------

Stockholders' equity
Series B, Participating Cumulative Preferred Stock - par value $1.00
  per share; 50,000 shares designated; none issued                                             --                --
Common stock - par value $0.01 per share;
  62,500,000 shares authorized; 6,370,000 shares issued                                        64                64
Common paid-in surplus                                                                    250,503           249,546
Retained earnings                                                                          38,839            36,438
Net unrealized investment gains, net of tax                                                36,881            19,358
Common stock in treasury, at cost (1,495,244 shares)                                      (48,874)          (48,874)
                                                                                       ----------        ----------
  Total stockholders' equity                                                              277,413           256,532
                                                                                       ----------        ----------
  Total liabilities, redeemable preferred stock, minority interest
     and stockholders' equity                                                         $   405,296       $   354,512
===================================================================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


                  CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                    Quarter Ended               Nine Months Ended
                                                                    September 30,                 September 30,
In thousands,                                                   ---------------------        ----------------------
  except per share amounts                                           1997        1996            1997          1996
-------------------------------------------------------------------------------------------------------------------
Revenues
Insurance-related services                                     $   40,457  $   32,602     $   115,523   $    95,927
Investment income                                                   2,870       2,429           8,168         6,334
Other revenues                                                      2,525       3,084           5,858         3,084
                                                                ---------   ---------      ----------    ----------
  Total revenues                                                   45,852      38,115         129,549       105,345
                                                                ---------   ---------      ----------    ----------

Operating expenses
Compensation and benefits                                          16,295      20,047          53,049        50,331
Other operating expenses                                           22,223      20,290          64,913        54,841
                                                                ---------   ---------      ----------    ----------
  Total operating expenses                                         38,518      40,337         117,962       105,172
                                                                ---------   ---------      ----------    ----------
    Operating income (loss)                                         7,334      (2,222)         11,587           173
                                                                ---------   ---------      ----------    ----------

Other income (expense)
Net investment gains                                                6,966      15,148           8,140        16,144
Minority interest                                                  (2,532)        335          (7,086)          335
Interest expense                                                      (34)       (526)           (106)       (2,508)
                                                                ---------   ---------      ----------    ----------
  Total other income                                                4,400      14,957             948        13,971
                                                                ---------   ---------      ----------    ----------
Pretax income                                                      11,734      12,735          12,535        14,144
Income tax expense                                                  6,179       7,866           9,780        13,479
                                                                ---------   ---------      ----------    ----------
Net income before extraordinary item and dividends
  and accretion on redeemable preferred stock                       5,555       4,869           2,755           665
Extraordinary loss on early retirement of debt, net of tax             --         678              --           678
                                                                ---------   ---------      ----------    ----------
Net income (loss)                                                   5,555       4,191           2,755           (13)
Dividends and accretion on redeemable preferred stock                 118         309             354           605
                                                                ---------   ---------      ----------    ----------
Net income (loss) applicable to common stock                   $    5,437  $    3,882     $     2,401   $      (618)
                                                                =========   =========      ==========    ==========
Income before extraordinary item and dividends and
accretion on preferred stock per common share:
     Primary                                                   $     1.14  $     1.00     $      0.57   $      0.14
     Fully-diluted                                             $     1.07  $     0.94     $      0.53   $      0.13
Income (loss) applicable to common stock
  per common share:
     Primary                                                   $     1.12  $     0.80     $      0.49   $     (0.13)
     Fully-diluted                                             $     1.05  $     0.75     $      0.46   $     (0.13)
===================================================================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


            CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                     ------------------------------
In thousands                                                                                 1997              1996
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                      $    2,755       $       (13)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided from operations:
     Net investment gains                                                                  (8,140)          (16,144)
     Amortization and depreciation of purchased software and equipment                      8,767             9,534
     Amortization of goodwill                                                               3,958             4,248
     Minority interest                                                                      7,086              (335)
     Contract funding revenue amortization                                                   (123)           (2,935)
     Deferred income tax expense (benefit)                                                   (352)             (671)
     Changes in:
       Other current assets and accounts receivable                                        (7,751)           (2,519)
       Other liabilities                                                                    5,187            10,897
       Deferred revenues                                                                    1,581             4,515
       Accounts payable and accrued expenses                                                4,544             1,794
       Other, net                                                                            (907)              630
                                                                                        ---------        ----------
Net cash and cash equivalents provided from operations                                     16,605             9,001
                                                                                        ---------        ----------
Cash flows provided from (used for) investing activities:
     Purchases of investment securities                                                   (45,111)           (2,031)
     Proceeds from sales of investment securities and other investments                    36,678            21,052
     Purchases of software and equipment                                                   (6,362)           (3,193)
     Other, net                                                                                --              (231)
                                                                                        ---------        ----------
Net cash and cash equivalents provided from (used for) investment activities              (14,795)           15,597
                                                                                        ---------        ----------
Cash flows provided from (used for) financing activities:
     Net proceeds from issuance of subsidiary stock                                         3,564            72,124
     Principal payments on notes payable and other debt                                       (89)          (46,711)
     Proceeds from notes payable and other debt                                               --             10,750
     Purchases of treasury stock                                                              --             (1,188)
     Dividends paid on redeemable preferred stock                                            (354)             (354)
     Redemption of subsidiary redeemable preferred stock,
          including accrued dividends                                                          --            (1,354)
     Other, net                                                                                --              (389)
                                                                                        ---------        ----------
Net cash and cash equivalents provided from financing activities                            3,121            32,878
                                                                                        ---------        ----------
Net increase in cash and cash equivalents during period                                     4,931            57,476
Cash and cash equivalents balance at beginning of period                                  188,365           139,245
                                                                                        ---------        ----------
Cash and cash equivalents balance at end of period                                     $  193,296       $   196,721
===================================================================================================================
Supplemental information:
     Income taxes paid                                                                 $    8,690       $     8,264
     Interest paid                                                                     $       95       $     2,560
     Non-cash equipment financing                                                      $       --       $     1,341
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

During June 1994, White River completed its acquisition (the "CCC Acquisition") of a majority of the total outstanding common stock, par value $0.10 per share (the "CCC Common Stock"), of CCC Information Services Group Inc. (together with its subsidiaries, unless the context requires otherwise, "CCC", formerly InfoVest Corporation). In addition, at the time of the CCC Acquisition, White River acquired redeemable preferred stock issued by CCC with a face value of $37.5 million. CCC is a supplier of automobile claims information and processing, claims management software and communications services. During August 1996, CCC completed an initial public offering (the "CCC IPO") which raised net proceeds of $72.1 million in exchange for 6.9 million newly issued shares of CCC Common Stock. CCC used the proceeds from the CCC IPO to redeem a substantial portion of the outstanding CCC Preferred Stock and to retire certain of its outstanding commercial bank debt. As a result of the CCC IPO, White River received $34.8 million, including accrued but unpaid dividends, as a partial redemption of the CCC Preferred Stock which White River held. As of September 30, 1997, White River held approximately 36% of the total outstanding shares of CCC Common Stock, as well as CCC Preferred Stock with an aggregate stated value of $4.7 million. Certain of the shares of the CCC Preferred Stock held by White River provide White River with 51% of the voting power associated with CCC's total outstanding voting stock, when combined with the shares of CCC Common Stock held by White River.

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of White River and its subsidiaries, including those of CCC. The consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). All significant intercompany balances have been eliminated in consolidation. The consolidated interim financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary by management to fairly present the financial condition, results of operations and cash flows of the Company. Notwithstanding the foregoing, these consolidated interim financial statements may not be indicative of financial results for the full year or for any other future period. Such consolidated interim financial statements should be read in conjunction with White River's 1996 Annual Report to Stockholders on Form 10-K as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as well as the disclosure of contingent assets and liabilities as of the date of the financial statements. Such estimates also have a pervasive effect upon the reported amounts of revenues and expenses reflected in the consolidated interim statements of operations. Actual results could differ from these estimates.

Certain accounts in prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

NOTE 3.  INCOME (LOSS) PER COMMON SHARE

The calculation of primary income (loss) per common share is computed by dividing net income (loss) applicable to common stock for the quarters and nine month periods ended September 30, 1997, and 1996, by the weighted average number of outstanding shares of Common Stock for such periods, which was 4.9 million for both the 1997 and 1996 periods. The calculation of fully-diluted income
(loss) per common share is computed by dividing net income (loss) applicable to common stock for the quarters and nine month periods ended September 30, 1997, and 1996, by the sum of the weighted average number of outstanding shares of Common Stock and potentially dilutive securities, which was 5.2 million for both the 1997 and 1996 periods. No dividends were declared on shares of Common Stock during such periods.

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in February 1997. This statement establishes standards for computing and presenting earnings per share ("EPS"). This statement is effective for financial statements issued for periods ending after December 15,1997; earlier adoption is not permitted. The adoption of the SFAS No. 128 would not have had a material effect on the EPS information presented for the quarters and nine month

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


period ended September 30, 1997 and 1996.

The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. In addition to net income, comprehensive income includes items recorded directly to stockholders' equity, such as unrealized gains and losses on certain investments in equity, preferred stock accretion, preferred stock dividends and the income tax benefit related to the exercise of certain stock options. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will require an additional financial statement disclosure detailing the Company's comprehensive income.

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

NOTE 5.  INCOME TAXES

Income tax expense is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. For the nine month period ended September 30,1997, the Company recorded income tax expense of $9.8 million on pretax income of $12.5 million. For the nine month period ended September 30,1996, the Company recorded income tax expense of $13.5 million on pretax income of $14.1 million. The major components that caused the Company's effective tax rate to exceed the Federal statutory rate of 35% in both years are the effects of amortization of goodwill and the undistributed earnings of CCC.

NOTE 6.  LEGAL PROCEEDINGS

The Company is a party to various claims and routine litigation arising in the normal course of business. Such claims and litigation are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

NOTE 7.  ISSUANCE OF CCC COMMON STOCK

During August 1996, CCC completed the CCC IPO, which raised net proceeds of $72.1 million in exchange for 6.9 million newly issued shares of CCC Common Stock. CCC used the proceeds from the CCC IPO to redeem a substantial portion of the outstanding CCC Preferred Stock and to retire certain of its outstanding commercial bank debt. After the closing of the CCC IPO, White River held 36.6% of the total outstanding shares of CCC Common Stock. As a result of the CCC IPO, White River recorded approximately $44 million as a direct increase to consolidated paid-in-surplus representing the increase in equity that White River recognized upon the CCC IPO.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


As a result of the CCC IPO, White River received $34.8 million, including accrued but unpaid dividends, as a partial redemption of the CCC Preferred Stock that White River held. As of September 30, 1997, White River continues to hold CCC Preferred Stock with a redemption value of $5.1 million, including accrued but unpaid dividends. In accordance with the terms of the CCC Preferred Stock, the dividend accrual rate on the remaining shares of CCC Preferred Stock has been eliminated from the day following the CCC IPO through June 16, 1998. Certain of the shares of the CCC Preferred Stock held by White River provides White River with 51% of the total voting power associated with CCC's total outstanding voting stock when combined with the shares of CCC Common Stock held by White River.

NOTE 8.  SALE OF INVESTMENT SECURITIES - MCFARLAND ENERGY CORPORATION

On July 25, 1997, White River sold its entire common stock investment in McFarland Energy Corporation ("McFarland") in connection with the purchase of McFarland by Monterey Acquisition Corporation. As a result of this transaction, the Company realized an after tax gain on the sale of $4.5 million which is included in the accompanying Statement of Operations for the quarter and nine months ended September 30, 1997.

NOTE 9.  EXTRAORDINARY ITEM

Primarily with a portion of the proceeds from the CCC IPO, CCC repaid all outstanding balances under an existing term loan and revolving credit facility. During August 1996, CCC executed a new revolving line of credit with a new commercial bank and terminated a former credit facility. As a result, the balance of deferred financing fees associated with this former credit facility have been written-off as an extraordinary loss, net of income taxes, in the accompanying consolidated interim statements of operations for the quarter and nine months ended September 30, 1996.

NOTE 10. SUBSEQUENT EVENT

On October 14, 1997, White River received a $26.3 million distribution on its investment in the Richard C. Blum & Associates - NWA Partners LP ("NWA Partners"), which holds equity securities in Northwest Airlines Corporation ("NWA Corp."). The distribution represented White River's share of proceeds arising primarily from the redemption of NWA Partners' investment in preferred stock of NWA Corp., but also in part due to the sale of 0.7 million shares of NWA Corp. common stock subject to a call option.

White River owns a 21.3% interest in NWA Partners, which in turn continues to own approximately 4.7 million shares of NWA Corp. common stock.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition - As of September 30, 1997 and December 31, 1996

Book value per common and common equivalent share increased 10.5% to $57.46 per share at September 30, 1997, as compared to $51.98 at December 31, 1996. The increase was primarily due to unrealized gains from White River's investment in Cross Timbers Oil Company common stock, a realized gain from the sale of McFarland Energy common stock, and income from interest bearing accounts related to its cash and investment securities.

Cash and cash equivalents as of September 30, 1997, totalled $193.3 million, as compared to $188.4 million as of December 31, 1996. Substantially all of the cash and cash equivalent balances were deposited with several major banking institutions in interest-bearing accounts with maturities of six days or less. At September 30, 1997, such deposits earned a weighted average interest rate of 5.5% per annum, as compared to 5.4% per annum at December 31, 1996.

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

Results of Operations - Quarters and Nine Months Ended September 30, 1997, and 1996

The Company reported net income applicable to common stock of $5.4 million, or $1.05 per fully-diluted common share, for the quarter ended September 30, 1997, as compared to net income applicable to common stock of $3.9 million, or $0.75 per fully-diluted common share, for the quarter ended September 30, 1996. The 1997 third quarter results reflect pretax operating income of $7.3 million, as compared to a pretax operating loss of $2.2 million for the same period in 1996.

For the nine months ended September 30, 1997, White River reported income applicable to common stock of $2.4 million, or $0.46 per fully-diluted common share, as compared to a net loss of $0.6 million, or $0.13 per fully-diluted common share for the same period in 1996. The 1997 year-to-date results reflect a pretax operating income of $11.6 million, as compared to pretax operating income of $0.2 million for the same period in 1996.

Investment Operations

White River's pretax investment income totalled $2.9 million for the quarter ended September 30, 1997, and $8.2 million for the nine months then ended, as compared to $2.4 million and $6.3 million for the quarter and nine months ended September 30, 1996, respectively. These increases reflect the increased balances in cash and cash equivalents during the first nine months of 1997, as compared to the same period in 1996.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


Pretax net realized investment gains totalled $7.0 million for the quarter ended September 30, 1997, and $8.1 million for the nine months then ended, as compared to $15.1 million for the quarter and $16.1 million for the nine months ended September 30, 1996. The 1997 results include pretax realized gains of $7.7 million related to White River's sale of its investment in McFarland Energy Corporation. The 1996 results include pretax realized gains of $13.0 million relating to the redemption of White River's investment in NEWFLO Corporation.

Insurance-Related Services

CCC's revenues from insurance-related services increased $7.9 million, or 24.1%, to $40.5 million for the quarter ended September 30, 1997, from $32.6 million for the same period in 1996. For the nine months ended September 30, 1997, CCC's revenues from insurance-related services increased 20.4%, to $115.5 million, from $95.9 million for the same period in 1996. The increase in revenues was primarily due to higher revenues from workflow/collision estimating software and from CCC's outsourced claims and vehicle valuation services. Workflow/collision estimating software revenues increased due to higher transaction volume in both the autobody and insurance markets. The increase in revenues for vehicle valuation services was due to higher transaction volume that resulted from product enhancements.

On a stand-alone basis, CCC reported net income before accretion and dividends on preferred stock of $4.0 million and $11.3 million for the quarter and nine months ended September 30, 1997, respectively, as compared to $4.0 million and $10.7 million for the same periods in 1996. Such stand-alone results exclude the effects of White River's amortization and adjustment of goodwill and purchased software associated with the CCC acquisition, which reduced CCC's net income as reported by White River by $1.8 million and $5.5 million for the quarter and nine months ended September 30, 1997, as compared to $3.9 million and $11.7 million for the respective periods in 1996; these adjustments are included in the accompanying Consolidated Interim Statements of Operations as Other operating expenses for the quarters and nine months ended September 30, 1997 and 1996. In addition, White River recorded expenses of $2.5 million and $7.1 million, respectively, for the quarter and nine month period ended September 30, 1997, which represents the equity in earnings of the minority interest in CCC. The comparable amount recognized for both the quarter and nine month periods ended September 30, 1996 was revenue of $0.3 million. The 1996 adjustment to CCC's stand-alone results includes income tax benefits of $2.1 million and $5.2 million for the quarter and nine months ended September 30, 1996 which was recorded by CCC but which was reflected in consolidation by White River as a reduction of goodwill.

Fashion Accessories

Hanover, which began operations in April 1996, generated $2.5 million in revenue from the sale of fashion accessories during the third quarter 1997, with a net loss of $0.1 million. For the nine months year-to-date, revenues were $5.9 million, with a year-to-date net loss of $0.4 million. Sales of Hanover are reported as Other Revenues in the accompanying consolidated interim statements of operations. As of September 30, 1997, White River's investment in and advances to Hanover totalled $3.1 million.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


Operating Expenses

Compensation and benefits expense decreased 18.7%, to $16.3 million for the quarter ended September 30, 1997, as compared to $20.0 million for the same period in 1996. Expenses related to stock-based incentive awards decreased by $6.3 million in the third quarter of 1997 when compared with the third quarter of 1996 due to accelerated vesting of certain awards during the third quarter of 1996. Additionally, CCC's compensation and benefits increased by $2.9 million for the quarter ended September 30, 1997 when compared with the 1996 quarter as a result of increased staffing required to support revenue growth and product development activities. For the nine months ended September 30, 1997, compensation and benefits expense totalled $53.0 million, as compared to $50.3 million for the corresponding period in 1996. The 1997 nine month results include a $4.4 million decrease in White River's provision for stock based incentive awards, a $1.5 million increase related to Hanover (which began operations in April 1996), and a $6.0 million increase in CCC's compensation and benefits.

Other operating expenses increased 9.5%, to $22.2 million, for the quarter ended September 30, 1997, as compared to $20.3 million for the corresponding quarter in 1996. Such increase was due to an increase in CCC's operating expenses of $3.8 million, or 25.9%, which was primarily attributable to an increase in product development and customer support capacity necessary to support increased revenues, as well as to efforts to build and upgrade internal systems. Additionally, expenses related to stock based incentive awards for directors decreased by $1.8 million in the third quarter when compared to the third quarter of 1996 due to accelerated vesting of these awards during the third quarter of 1996. For the nine months ended September 30, 1997, other operating expenses totalled $64.9 million, as compared to $54.8 million for the 1996 period, representing an increase of 18.4%. Such increase was due to an increase in CCC's operating expenses of $10.4 million, or 24.6%, which was primarily attributable to an increase in product development and customer support capacity necessary to support increased revenues, as well as to efforts to build and upgrade internal systems. Furthermore, during 1996, CCC had constraints imposed on operating expenditures due to principal payment obligations and restrictive covenants attributable to its previous commercial bank credit facility.

Interest Expense

Interest expense totalled thirty-four thousand and one hundred six thousand for the quarter and nine months ended September 30, 1997, respectively, as compared to $0.5 million and $2.5 million for the corresponding periods in 1996. The decrease is due primarily to the repayment of CCC's long-term debt and contract funding amortization following its initial public offering in August 1996.

New Accounting Pronouncements

The FASB issued SFAS No. 128, "Earnings Per Share," in February 1997. This statement establishes standards for computing and presenting EPS. This statement is effective for financial statements issued for periods ending after December 15,1997; earlier adoption is not permitted. The adoption of the SFAS No. 128 would not have had a material effect on the EPS information presented for the quarters and nine month periods ended September 30, 1997 and 1996.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income," in June 1997. In addition to net income, comprehensive income includes items recorded directly to stockholders' equity, such as unrealized gains and losses on certain investments in equity, preferred stock accretion, preferred stock dividends and the income tax benefit related to the exercise of certain stock options. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will require an additional financial statement disclosure detailing the Company's comprehensive income.

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

Liquidity and Capital Resources

White River

As of September 30, 1997, the Company had consolidated cash and cash equivalents of $193.3 million, of which $191.2 million relate to balances held by White River primarily in accounts with banks with maturities of six days or less. White River's primary sources of additional cash include sales of investments as well as interest earned on cash equivalents and dividends earned from the investment portfolio. For the foreseeable future, White River does not expect to receive cash dividends on its holdings of CCC Common Stock. As of September 30, 1997, White River continues to hold CCC Preferred Stock with a redemption value of $5.1 million, including accrued but unpaid dividends. The remaining CCC Preferred Stock held by White River must be redeemed by June 16, 1999, and may be redeemed sooner under certain circumstances including the occurrence of subsequent offerings of CCC Common Stock. White River has not made any formal or informal commitment to make additional investments in or advances to CCC and is not a direct or indirect guarantor of any CCC indebtedness.

Cumulative repurchases of shares of Common Stock during the period from the Distribution through September 30, 1997, totalled approximately 1.5 million shares at an aggregate cost of $48.9 million. As of September 30, 1997, White River may repurchase approximately 0.5 million additional shares of Common Stock under its existing share repurchase authorization.

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

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


CCC

Since the retirement of its former credit facility, CCC's principal liquidity requirements are to provide for operating activities, including product development, and to fund purchases of equipment for internal and customer purposes. For the nine months ended September 30, 1997, net cash provided by CCC's operating activities was $18.0 million. CCC applied $6.1 million of cash to purchase equipment and software and invested $21.1 million in marketable securities, net of proceeds from the sale of such securities.

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

          2.1(a) Index of Omitted Schedules; Agreement to Furnish Upon Request (Current Report on Form 8-K dated April 15, 1994, File No. 0-22604 -- Exhibit 2.1(a)).

          2.2* Reorganization Agreement, dated as of June 16, 1994, between InfoVest Corporation and White River Ventures, Inc. (Current Report on Form 8-K dated June 16, 1994, File No. 0- 22604 --
                  Exhibit 2.1).

          2.2*(a) Index of Omitted Schedules; Agreement to Furnish Upon Request
                  (Current Report on Form 8-K dated June 16, 1994, File No. 0-22604 -- Exhibit 2.1(a)).

          2.3* Stock and Asset Purchase Agreement, dated as of August 25, 1994, by and among InfoVest Corporation and Credit Card Service Corporation and Faneuil, Inc., New Service, Inc. and Faneuil ISG, Inc. (Current Report on Form 8-K dated August 25, 1994, File No. 0-22604 -- Exhibit 2.1).

          2.3*(a) Index of Omitted Exhibits and Schedules; Agreement to Furnish
                  Upon Request (Current Report on Form 8-K dated August 25, 1994, File No. 0-22604 -- Exhibit 2.1(a)).

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


Date:  November 10, 1997                 White River Corporation



                                         By:      /s/ Robert T. Marto
                                                  ------------------------
                                         Name:    Robert T. Marto
                                         Title:   President and
                                                   Chief Executive Officer


                                         By:      /s/ Michael E.B. Spicer
                                                  ------------------------
                                         Name:    Michael E.B. Spicer
                                         Title:   Chief Financial Officer and
                                                   Treasurer

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


   Exhibit                                                    Sequential
   Number                   Exhibit Index                    Page Number
  ---------   ------------------------------------------    -------------

     27       Financial Data Schedule