Form 10-K405
period 1997-12-31
WHITE RIVER CORP
filed 1998-04-15
CIK 913338

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                       --------------------------------

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                                      or
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

              2 Gannett Drive, Suite 200, White Plains, New York
      10604 (Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting shares (based on the closing price of those shares listed on the Nasdaq National Market and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates (as defined in Rule 405) of the registrant as of April 13, 1998, was $240,908,059.

As of April 13, 1998, 4,874,756 shares of Common Stock with a par value of $0.01 per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                    (None)

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

                                    PART I
  Item 1.  Business................................................................................      1
  Item 2.  Properties..............................................................................     11
  Item 3.  Legal Proceedings.......................................................................     11
  Item 4.  Submission of Matters to a Vote of Security Holders.....................................     11

                                    PART II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................     12
  Item 6.  Selected Financial Data.................................................................     13
  Item 7.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................     15
  Item 8.  Financial Statements and Supplementary Data.............................................     27
  Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure..............................................     27

                                   PART III

  Item 10.  Directors and Executive Officers of the Registrant.....................................     27
  Item 11.  Executive Compensation.................................................................     30
  Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................     33
  Item 13.  Certain Relationships and Related Transactions.........................................     35

                                    PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................     36

  Signatures.......................................................................................     39

Consolidated Financial Statements

Directors, Officers and Corporate Information

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

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

During June 1994, White River completed its acquisition of a majority of the total outstanding shares of common stock, par value $0.10 per share (the "CCC Common Stock"), of CCC Information Services Group Inc., formerly InfoVest Corporation, (together with its subsidiaries, unless the context requires otherwise, "CCC"). During August 1996, CCC completed an initial public offering of approximately 29% of the resulting total outstanding CCC Common Stock for net proceeds of $72.1 million (the "CCC IPO"). As of December 31, 1997, White River held: (i) approximately 35% of the total outstanding shares of CCC Common Stock,
(ii) 630 shares of CCC Series C Cumulative Redeemable Preferred Stock, stated value $1,000 per share (the "CCC Series C Preferred"), (iii) 3,601 shares of CCC Series D Cumulative Redeemable Preferred Stock, stated value $1,000 per share (together with the Series C Preferred, the "CCC Preferred Stock"), and 500 shares of CCC Series E Cumulative Redeemable Preferred Stock, stated value $1,000 per share (the "CCC Series E Preferred"). According to the terms of the CCC Series E Preferred, White River continues to have a majority of the voting power associated with CCC's total outstanding voting stock. CCC is a supplier of automobile claims information and processing, claims management software and communications services.

On December 11, 1997, White River announced the signing of a merger agreement under which an affiliate of Harvard Private Capital Group, Inc. (" Harvard Private Capital") would acquire White River for approximately $400 million in cash. Under the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"), among other things, WRC MergerCorp. ("MergerCo") would be merged with and into White River (the "Merger"), and each share of Common Stock, (other than treasury shares held

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


by White River or Dissenting Shares), outstanding at the effective time of the merger ("Effective Time") would be converted into the right to receive approximately $82.02 in cash, without interest and subject to adjustment under certain circumstances as described further in the Merger Agreement. The transaction would be fully financed and would not be subject to a financing condition. The merger price would be subject to adjustment under certain circumstances, and, therefore, the price per share actually received upon consummation of the merger could be greater or less than $82.02. Holders of White River's Series A Preferred Stock would receive the stated value of $1,000 per share plus any accrued and unpaid dividends.

In connection with the transaction, White River amended its shareholders' rights plan (as discussed in Note 13 to the accompanying financial statements) to provide, among other things, that the exercisability of rights will not be triggered by the merger agreement and that the rights will expire immediately prior to the consummation of the merger. Accordingly, the rights will not be redeemed and no payment will be made to stockholders in respect of their rights.

On March 10, 1998, Fund American made a proposal to White River to negotiate the acquisition of all of the outstanding shares of common stock of White River not owned by Fund American for a total consideration of up to $85.00 per share in cash, subject to satisfactory completion of due diligence and to successful negotiation, Fund American Board approval and signing of a definitive agreement.

On March 23, 1998, Harvard Private Capital proposed an amendment to the Merger Agreement. The proposed amendment would modify the Merger Agreement by: 1) increasing the merger consideration to approximately $434 million ($89.00 per share), subject to certain adjustments; and 2) requiring White River to pay a "break up" fee of $13.5 million in the event that the merger is not successfully concluded by June 30, 1998 for reasons other than a breach of the Merger Agreement by Harvard Private Capital.

On March 30, 1998, Fund American increased its proposal to purchase all shares of White River not owned by Fund American to $90 cash per share, contingent, among other things, on White River Board acceptance by Monday, April 6, 1998, and execution of a mutually satisfactory definitive agreement, and certain other contingencies.

On April 2, 1998, Harvard Private Capital proposed another amendment to the Merger Agreement. The proposed amendment would modify the Merger Agreement by, among other things: 1) increasing the merger consideration to approximately $442 million ($90.67 per share), subject to certain adjustments; and 2) requiring White River to pay a "break up" fee of $13.5 million in the event that the merger is not successfully concluded by June 30, 1998 for reasons other than a breach of the Merger Agreement by Harvard Private Capital.

On April 3, 1998, Fund American reaffirmed its proposal to purchase all shares of White River not owned by Fund American for $90 cash per share, and removed certain contingencies.

On April 6, 1998, after further discussions with Harvard Private Capital and Fund American, the White River Board evaluated the two proposals based on its fiduciary duty to maximize shareholder value and decided to accept the Harvard Private Capital proposal. Under the terms of the amended agreement, Harvard Private Capital, among other things, will pay White River shareholders $90.67 per share in cash, subject to adjustment which could result in a higher or lower price at closing. In addition, White River agreed to pay Harvard Private Capital a termination fee of $15 million, plus up to $1.5 million in reimbursable expenses, in the event that the merger agreement is terminated under certain circumstances.

Consummation of the merger is subject to customary conditions, including the approval of White River's stockholders and the absence of any material adverse change. The merger agreement may be terminated by any of the parties in the event that the Board of Directors of White River withdraws its recommendation of the transaction to stockholders or recommends an alternative transaction. The parties expect the merger to occur during the second quarter of 1998.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

REGULATION

Based upon the composition of its assets at the time of the Capitalization, White River met the definition of an investment company (an "Investment Company") under the Investment Company Act of 1940 (the "Investment Company Act") and, accordingly, was subject to registration and regulation under such legislation. However, on December 6, 1993, White River received from the Securities and Exchange Commission (the "Commission") a temporary exemption (the "Exemptive Order") from registering as an Investment Company and was exempted from some, but not all, of the provisions of the Investment Company Act for a period of up to two years from the date of the Exemptive Order. White River requested this temporary exemption to provide management with time to dispose of a sufficient amount of investments, to acquire a majority interest in one or more operating businesses, or to take such other actions necessary to cause White River not to meet the definition of an Investment Company. During October 1995, White River filed a report with the Commission which concluded that, effective September 30, 1995, White River no longer met the definition of an Investment Company. Accordingly, White River no longer needs to rely upon the relief provided by the Exemptive Order.

White River ceased to be an Investment Company because the value of its holdings of investment securities was less than 40 percent of its total assets (excluding Government securities and cash) on an unconsolidated basis. This change was principally the result of a significant increase in the investment in White River's majority-owned operating subsidiary, CCC, which was acquired by White River in 1994. In addition, since it began operating independently in 1993, White River has conducted its business so that it is not an investment company. White River has continued to seek and acquire new operating businesses and has been actively involved in the management and operations of its subsidiaries. It has disposed of its holdings of investment securities to the greatest extent possible, given pre-existing restrictions and other limits on its ability to sell or otherwise dispose of certain of those holdings. So as to be ready to make appropriate acquisitions of operating business, White River has maintained its reserves in "cash and cash items," as those terms are used in the Investment Company Act, that is, in deposits with banks that are payable on demand or on less than seven days' notice. White River has purchased no new investment securities.

INVESTMENT OPERATIONS

In accordance with its plan to cease to meet the definition of an Investment Company, White River disposed of investments for proceeds and other consideration totaling $308.3 million during the period from the Capitalization through December 31, 1997. Such dispositions include $90.0 million of investments which were transferred during 1995 to Fund American in settlement of outstanding balances under a credit agreement between White River and Fund American (the "Credit Agreement").

As of December 31, 1997, White River's investments totalled $164.4 million, as compared to a total of $99.1 at December 31, 1996. The increase in 1997 related primarily to an increase of $55.6 million in the carrying values of White River's investment in Cross Timbers Oil Company ("Cross Timbers") common stock and the increase in value associated with the Company's interest in the Richard
C. Blum & Associates - NWA Partners, L.P. ("NWA Partners") (see Note 2 to accompanying financial statements), and to CCC's additional net purchase of $21.1 million of U.S. Treasury Bills. The disposition of McFarland Energy Corporation ("McFarland") common stock and the distribution by NWA

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Partners, as described below, reduced investments by $11.3 million.

During 1997, White River disposed of certain investments and received proceeds of approximately $39.0 million. Such dispositions include proceeds of $26.3 million in connection with its investment in NWA Partners. The distribution represented White River's share of proceeds arising primarily from the distribution by NWA Partners, which holds equity securities in Northwest Airlines Corporation ("NWA Corp."). The distribution represented White River's share of proceeds arising primarily from the redemption of NWA Partners investment in preferred stock of NWA Corp, but also in part due to the sale of
0.7 million shares of NWA Corp. Common Stock subject to a call option. Additionally, White River received proceeds of $12.0 million from the sale of its entire investment in common stock of McFarland due primarily to the purchase of McFarland by Monterey Investment Acquisition Corporation.

As of December 31, 1996, White River's investments totalled $99.1 million, as compared to a total of $76.3 million as of December 31, 1995. The increase during 1996 relates primarily to CCC's purchase of U.S. Treasury Bills and the increase in value of White River's investment in Cross Timbers common stock. The 1996 year end investment balances consisted primarily of White River's interests in Cross Timbers ($60.8 million) and in NWA Partners ($21.8 million), as well as U.S. Treasury Bills ($9.1 million) held by CCC.

During 1996, White River disposed of certain investments and received proceeds of $21.1 million. Such dispositions included proceeds of $14.5 million from the sale of White River's investment in common and preferred stock of Newflo Corporation ("Newflo") in connection with the purchase of Newflo by Precision Castparts Corporation. Additionally, White River received proceeds of $6.5 million from the sale of a portion of its investment in the common stock of Cross Timbers.

White River's dispositions of investments totaled $118.9 million during the year ended December 31, 1995. The 1995 investment dispositions included the transfer of $90.0 million of investments to Fund American in settlement of outstanding balances under a credit agreement White River entered into in 1993 with Fund American (The "Credit Agreement"), which resulted in pretax net investment gains of $11.0 million (see Note 7 to accompanying financial Statements).

Investment income, including interest earned on cash and cash equivalent balances, totalled $11.4 million, $9.0 million and $8.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Net investment gains totalled $27.5 million, $16.2 million and $36.3 million, for the years ended December 31, 1997, 1996 and 1995, respectively.

White River, through its wholly-owned subsidiary White River Partners, Inc. ("Partners"), seeks to acquire and operate distressed companies in various industries. During April 1996, Partners, through its wholly-owned subsidiary Hanover Accessories, Inc. ("Hanover"), acquired the business and assets of a company engaged

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

in the design, distribution, sale and retail servicing of popular-priced fashion accessories, primarily for the children's market. Hanover currently markets over 3,500 different styles of products, many of which are exclusive designs available only to Hanover. All of Hanover's products are supplied through contract manufacturers. Hanover's revenues were $9.0 million in 1997 and $5.4 million from its commencement of operations during April 1996 through December 31, 1996.

Effective November 7, 1997, Partners purchased from European American Bank certain assets of Just Kiddie Rides, Inc. Through its indirect wholly-owned subsidiary, Just Kiddie Rides Enterprises, Inc., ("JKRE"), a Delaware corporation, White River will market and manufacture licensed kiddie rides. Revenues of JKRE from its commencement of operations in November 1997 through December 31, 1997 were $0.5 million.

INSURANCE-RELATED SERVICES

The Company's revenues from insurance-related services totalled $159.1 million, $131.0 million and $115.5 million for the years ended December 31, 1997, 1996 and 1995 respectively.

During the years ended December 31, 1997, 1996 and 1995, 66%, 69%, and 70%, respectively, of total insurance-related services revenue were attributable to the insurance industry.

PRODUCTS

The principal services and products offered by CCC automate the process of evaluating and settling both total loss and repairable automobile claims. When a vehicle cannot be repaired, CCC's vehicle valuation services and products, primarily Total Loss, provide insurance companies with the ability to effect total loss settlements on the basis of market-specific vehicle values. When a vehicle is repairable, CCC's collision estimating services and products, principally EZEst and Pathways, provide insurance appraisers and collision repair facilities with up-to-date pricing, interactive decision support and computer-assisted logic to produce accurate collision repair estimates. CCC's claims outsourcing services and products include ACCESS, a vehicle restoration and management service. The Company also offers a complete auto claims outsourcing solution that handles the entire process from initial loss report through settlement. Communication services offered by CCC connect insurers, appraisers and collision repair facilities, providing the information required for decision making. CCC also provides a wide variety of related services and products intended to facilitate the overall management of the automobile claims process. CCC's Pathways workflow management software is designed to integrate each of CCC's product offerings on a common platform with a common graphical user interface, facilitating the learning of new applications while providing CCC's customers with a broader tool set for claims completion. CCC's services and products represent an integrated solution, combining information, claims management software and secure communication systems to improve the efficiency of the automobile claims process.

CCC's services and products are integrated for use with one another across multiple platforms and are designed for ease of use by the large number of people involved in the automobile claims process on a daily basis. Approximately 66% of CCC's consolidated revenue for 1997 was from the sale of services and products

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

to insurance companies with the remainder sold to collision repair facilities and other customers. Revenues from Total Loss valuation services and EZEst and Pathways Collision Estimating software licensing accounted for 32% and 47%, respectively, of CCC's consolidated 1997 revenue.

Vehicle Valuation Services and Products. CCC's Total Loss service provides insurance companies the ability to effect total loss settlements on the basis of market-specific values based upon physically inspected used car inventories. CCC's management believes that CCC's vehicle database, which contains detailed information about millions of vehicles either physically inventoried from one of more than 4,500 dealer lots or taken from recent advertisements, is the most comprehensive in North America. CCC uses its proprietary database and valuation software to provide insurance companies with independent, current, local, market values and vehicle identification data. CCC's Total Loss product complies with the regulatory requirements of all 50 states. Each total loss valuation includes a vehicle identification search under VINguard, CCC's vehicle identification number fraud protection program which matches current claims against CCC's database of previously totalled or stolen vehicles.

Collision Estimating Services and Products. EZEst was the first stand-alone, PC-based collision estimating system utilizing intelligent logic to automate the process of eliminating repair activity overlaps and automating all included operations and ancillary repair work in preparing an estimate. Intelligent logic represents automation of procedure pages from crash estimating guides that detail the steps involved in repairing various parts of a damaged vehicle depending on the extent of the damage. EZEst provides automobile insurers with fast and reliable estimates at a low cost. EZEst runs on any IBM-compatible laptop or desktop computer and contains all nine volumes of the Motor Crash Estimating Guide and other data necessary to build an estimate. CCC licenses the Motor Crash Estimating Guide data from a subsidiary of The Hearst Corporation. A unique feature of EZEst is its recycled part valuation upgrade which will display and automatically insert into the estimate a predicted price of those recycled or salvage automotive parts statistically known to be available in the local market in which the estimate is written. The EZEst software, Motor Crash Estimating Guide database and other associated databases are updated via a monthly CD-ROM. EZEst is sold under multi-year contracts on a monthly subscription basis to both insurers and collision repair facilities. In April 1996, CCC began delivery of its next-generation estimating product, Pathways Collision Estimating, which provides all of the functionality of the EZEst product while adding the functionality of total loss and settlement processing, claim payment, salvage disposal and custom electronic forms. In November 1996, CCC introduced a collision repair facility version of Pathways Collision Estimating.

EZWorks Productivity Tools. EZWorks is a set of modular applications that assist collision repair businesses with a variety of management functions such as job costing, operations analysis, and accounting interfaces. EZWorks provides an important interface between EZEst and a leading commercial accounting product.

Claims Outsourcing Services and Products. ACCESS is an outsourced vehicle appraisal and restoration management service. Insurance companies use ACCESS to appraise and settle claims without hiring either additional staff or independent appraisers. ACCESS uses a network of CCC certified, fully equipped repair facilities and CCC's claims management tools to provide fast, low cost claims settlement with high customer

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

satisfaction. In addition, CCC provides reinspection and restoration management staff for quality assurance. ACCESS is sold on a per claim basis under multi-year agreements. The Company offers a complete claims outsourcing service that manages all aspects of the claim process. Using a proprietary, state-of-the-art, paperless claims management system, the outsourcing service takes the initial loss notification and manages the file through settlement.

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

Digital Imaging. The computerized digital photo imaging system allows automobile insurers and collision repairers to visually document vehicle damage and electronically communicate the image. This reduces claims cycle time while eliminating film cost and saving travel and overnight delivery expense. In September 1997, CCC began delivery of its next generation system, Pathways Digital Imaging.

GuidePost Decision Support. GuidePost is an executive information and data navigation software package. GuidePost allows managers to electronically evaluate results, format reports, drill down for subject or personnel review and compare performance to industry and regional indices. GuidePost updates are distributed monthly on diskettes and development for network delivery is underway. While introduced as an element of CCC's suite of electronic DRP and collision estimating tools, GuidePost will be made available for all CCC's products, extending the integration of a multi-channel claims process.

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

Pathways Appraiser Workstation Software. Pathways is a windows-based appraiser workstation software platform designed to better serve the overall workflow needs of insurance field staffs. Pathways offers a common, graphical user interface across all applications which organizes claims in tabbed, electronic workfiles and reduces the time required to learn or develop new software functions or applications. Pathways includes a workflow manager which assists users in managing all aspects of their day-to-day activities, including receipt

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

of new assignments, communication of completed activity, electronic file notes and reports as well as the automatic logging of key events in the claims process. CCC intends to integrate all of its existing field applications into this platform and develop all future field applications on Pathways. Pathways is fully integrated with CCC's communications network, allowing claim adjusters to operate in the field, and thereby reduce office and other expenses. The first Pathways application was Pathways Collision Estimating which provides all of the functionality of the EZEst product while adding the functionality of total loss and settlement processing, claim payment, salvage disposal and custom electronic forms. Pathways is sold under multi-year contracts on a monthly subscription basis.

CUSTOMERS

CCC's business is based on relationships with the two primary users of CCC's services: automobile insurance companies and collision repair facilities. CCC's customers include the largest U.S. automobile insurance companies and most of the small to medium size automobile insurance companies in the country.

CCC's products are used by approximately 12,000 collision repair facilities. CCC has collision repair customers in all 50 states, including most major metropolitan markets. In addition to assisting collision repair facilities in managing their businesses, many of these customers use CCC's services and products as a means to participate in insurance DRP programs, thereby making the use of CCC's services and products important to the customer's business growth.

Over 60% of CCC's revenue for 1997 was for services and products sold pursuant to contracts, which generally have multi-year terms. A substantial portion of CCC's remaining revenue represented sales to customers that have been doing business with CCC for many years. CCC's services and products are sold either on a monthly subscription or a per transaction basis.

PRODUCT DEVELOPMENT AND PROGRAMMING

CCC's ability to maintain and grow its position in the claims industry is dependent upon the expansion of its products and services. Investments in development are therefore critical to obtaining new customers and renewals from existing customers. CCC's product development and programming efforts principally consist of software development, development of enhanced communication protocols and custom user interfaces and applications, and database design and enhancement. The custom interfaces and applications are developed through CCC's Business Solution Group. CCC employs approximately 300 people in its product development organization. This group is comprised of database analysts, software engineers, business systems analysts, product managers and quality assurance employees responsible for client systems, server systems, data warehousing and distribution systems. Product engineering activities focus on improving speed to market of new products, services, and enhancements, adding new business functions without affecting existing services and products, and reducing development costs. CCC uses its class library of objects, knowledge of its clients' workflows and its automated testing tools to deliver quality workflow-oriented solutions to the marketplace quickly. CCC develops products in close collaboration with its clients based on specific needs. CCC's total

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

product development and programming expense was $20.2 million, $17.0 million and $14.9 million for the years ended December 31, 1997 and 1996, and 1995, respectively.

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

Certain data used in CCC's services and products is licensed from third parties for which they receive royalties. Management does not believe that CCC's services and products are significantly dependent upon licensed data, other than the Motor Crash Estimating Guide data, because management believes it can find alternative sources for such data. CCC's management does not believe that it has access to an alternative database that would provide comparable information to the Motor Crash Estimating Guide, licensed from the Hearst Corporation through a scheduled expiration of April 30, 2002. Absent notification of cancellation by either CCC or the Hearst Corporation two years before the license's scheduled expiration, the license agreement is automatically extended for one year on a rolling annual basis. Any interruption of CCC's access to the Motor Crash Estimating Guide data could have a material adverse effect on CCC's business, financial condition and results of operations.

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

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

COMPETITION

The market for CCC's products is highly competitive. CCC competes primarily on product differentiation, customer service and price. CCC's principal competitors are small divisions of two well capitalized, multinational firms, Automatic Data Processing ("ADP") and Thomson Publishing Corporation ("Thomson"). ADP offers both a PC-based collision estimating system and a total loss product to the insurance industry. ADP offers a different collision estimating system and a digital imaging system to the collision repair industry. Thomson publishes crash guides for both the insurance and automobile collision repair industries and markets collision estimating, shop management and imaging products. In addition, there are several very small collision estimating programs sold into the market which do not use intelligent logic. CCC has experienced steady competitive price pressure, particularly in the collision estimating market, over the past few years and expects that trend to continue. The strength of this trend may cause CCC to alter its mix of services, features and prices.

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

At times, insurance companies have entered into agreements with service providers (including ADP, Thomson and CCC) wherein the agreement provides, in part, that the insurance company will either use the product or service of that vendor on an exclusive basis or designate the vendor as a preferred provider of that product or service. If it is an exclusive agreement, the insurance company mandates that collision repair facilities, independent appraisers and regional offices use the particular product or service. If the vendor is a preferred provider, the collision repair facilities, appraisers and regional offices, are encouraged to use the preferred product, but may still choose another vendor's product or service. Additionally, some insurance companies mandate that all products be tested and approved at the companies' national level before regional levels can purchase such products. The benefits of being an endorsed product or on the approved list of an insurance company include immediate customer availability and a head start over competitors who may not be so approved. With respect to those insurance companies that have endorsed ADP or Thomson, but not CCC, CCC will be at a competitive disadvantage.

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

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


EMPLOYEES

At December 31, 1997, the Company had approximately 1,200 full-time employees, of which approximately 1,100 individuals were employed by CCC and approximately 75 individuals were employed by Hanover and approximately 14 by JKRE. The Company's employees are not covered by a collective bargaining agreement and the Company considers its employee relations to be satisfactory.

ITEM 2.   PROPERTIES.

White River leases approximately 500 square feet of office space as its principal executive office in White Plains, New York, on a month-to-month basis.

CCC leases approximately 150,000 square feet of a multi-tenant facility as its principal office in Chicago, Illinois, under several leases, the last of which expire in 2008. CCC also leases approximately 84,000 square feet in Glendora, California, under a lease expiring in 2000. The Glendora facility consists of a satellite development and distribution center.

Hanover leases approximately 22,700 square feet of space as its principal office and warehouse in Plymouth, Minnesota, under a lease expiring in 2001. Hanover also leases approximately 4,000 square feet of space in two additional locations under separate leases, the last of which expires in 2001.

JKRE leases approximately 12,000 square feet of space as its office and warehouse in Edgewood, New York under a single lease expiring in 2003.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

White River's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol WHRC. The low and high sales prices for shares of Common Stock for each quarter of 1997 and 1996 are set forth below:

-------------------------------------------------------------------------------------------------------------------
                                      1997                                                1996
                   -------------------------------------------        ---------------------------------------------
                         First     Second      Third     Fourth           First     Second      Third     Fourth
                        Quarter    Quarter    Quarter    Quarter         Quarter    Quarter    Quarter    Quarter
-------------------------------------------------------------------------------------------------------------------
Low                    $ 54 1/2  $  61 1/2  $  59 1/2  $  65 1/8         $ 36 1/2   $ 37 1/4   $ 44 1/2   $ 52
High                   $ 69      $  73      $  84      $  81             $ 38 3/4   $ 46 7/8   $ 65       $ 65
===================================================================================================================

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

As of April 13, 1998, there were 4,874,756 shares of Common Stock issued and outstanding. As of such date, there were approximately 525 stockholders of record, plus an indeterminate number of stockholders who hold shares of Common Stock in the names of nominees.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


ITEM 6.   SELECTED FINANCIAL DATA.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

Selected consolidated statement of operations data for the years ended December 31, 1997, 1996, 1995 and 1994, and for the period from September 24, 1993, through December 31, 1993, follows:

-----------------------------------------------------------------------------------------------------------------
In thousands,
  except per share amounts                               1997         1996        1995(a)       1994(b)   1993(c)
-----------------------------------------------------------------------------------------------------------------
Revenues                                            $ 179,910   $  145,398   $ 123,795    $   62,539   $    1,843
Operating expenses                                    174,355      138,559     127,210        87,263(d)     1,688
                                                    ---------   ----------   ---------    ----------   ----------
Operating income (loss)                                 5,555        6,839      (3,415)      (24,724)         155
Net investment gains (losses)                          27,492       16,150      36,255        49,678       (8,501)
Interest expense                                          171        2,562       8,936         6,464          823
Minority interest                                      10,065          971          --            --           --
                                                    ---------   ----------   ---------    ----------   ----------
Pretax income (loss)                                   22,811       19,456      23,904        18,490       (9,169)
Income tax expense (benefit)                           15,610       14,306       7,909        (8,580)          --
                                                    ---------   ----------   ---------    ----------   ----------
Income (loss) before extraordinary item                 7,201        5,150      15,995        27,070       (9,169)
Extraordinary loss on early retirement of debt,
 net of tax                                                --          678          --            --           --
                                                    ---------   ----------   ---------    ----------   ----------


Net income (loss)                                       7,201        4,472      15,995        27,070       (9,169)
Dividends and accretion on redeemable
 preferred stock                                          473          727         585           530           88
                                                    ---------   ----------   ---------    ----------   ----------
Net income (loss) applicable to common stock        $   6,728   $    3,745   $  15,410    $   26,540   $   (9,257)
                                                    =========   ==========   =========    ==========   ==========
Earnings (loss) per common share:
Basic:
   Income (loss) before extraordinary item          $    1.38   $     0.91   $    2.94    $     4.47   $    (1.45)
   Net income (loss)                                $    1.38   $     0.77   $    2.94    $     4.47   $    (1.45)
Diluted:
   Income (loss) before extraordinary item          $    1.31   $     0.85   $    2.84    $     4.38   $    (1.45)
   Net income (loss) applicable to common stock     $    1.31   $     0.73   $    2.84    $     4.38   $    (1.45)

Cash dividends declared per common share            $      --   $       --   $      --    $       --   $       --
==================================================================================================================

(a) As discussed in Note 2 to the consolidated financial statements, White River adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective September 30, 1995.
(b) See Note 3 to the consolidated financial statements for a discussion of the acquisition of CCC by White River.
(c) White River commenced operations in its present form on September 24, 1993, concurrent with the Capitalization. See Note 1 to the consolidated financial statements for a discussion of the Capitalization.
(d) Includes write-off of purchased in-process research and development of $27,582.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF FINANCIAL CONDITION DATA

SELECTED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION DATA AS OF DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993 FOLLOWS:

---------------------------------------------------------------------------------------------------------------------
In thousands,
  except per share amounts                                     1997         1996       1995(a)      1994(b)      1993
---------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                  $ 190,515   $ 188,365   $ 139,245   $  94,985   $   62,349
Investment securities, at market value                       122,688      72,699      48,154      16,400       50,204
Accounts receivable and other current assets                  26,708      15,206      14,482      14,044        7,044
                                                           ---------   ---------   ---------   ---------   ----------
  Total current assets                                       339,911     276,270     201,881     125,429      119,597
Investment securities, at market value (d)                    41,434          --          --          --           --
Other investments                                                276      26,420      28,103     129,383      131,835
Goodwill, net                                                 18,754      23,730      34,806      41,000           --
Purchased software and equipment, net                         18,431      20,478      25,791      36,239          135
Deferred income taxes and other assets                         8,327       7,614       6,174       9,462          176
                                                           ---------   ---------   ---------   ---------   ----------
  Total assets                                             $ 427,133   $ 354,512   $ 296,755   $ 341,513   $  251,743
                                                           =========   =========   =========   =========   ==========
Liabilities
Accounts payable, accrued expenses
and deferred revenues                                      $  29,958   $  27,043   $  26,260   $  18,918   $    5,758
Current portion of contract funding                               --         123       3,328      10,133           --
Current portion of notes payable and other debt                  111         120       7,660       5,340           --
Redeemable preferred stock                                     7,000          --          --          --           --
                                                           ---------   ---------   ---------   ---------   ----------
  Total current liabilities                                   37,069      27,286      37,248      34,391        5,758
Notes payable and other debt                                      --         111      27,220      85,753       50,000
Deferred income taxes and other liabilities                   55,441      44,458      30,751      17,981        1,122
                                                           ---------   ---------   ---------   ---------   ----------
  Total liabilities                                           92,510      71,855      95,219     138,125       56,880
                                                           ---------   ---------   ---------   ---------   ----------
Redeemable preferred stock                                       189       7,175       8,275       8,162        7,000
                                                           ---------   ---------   ---------   ---------   ----------
Minority interest                                             33,687      18,950          --          --           --
                                                           ---------   ---------   ---------   ---------   ----------
Stockholders' equity (d)                                     300,747     256,532     193,261     195,226      187,863
                                                           ---------   ---------   ---------   ---------   ----------
  Total liabilities, minority interest and
     stockholders' equity                                  $ 427,133   $ 354,512   $ 296,755   $ 341,513   $  251,743
                                                           =========   =========   =========   =========   ==========
Book value per common and
   common equivalent share (c)                             $   61.88   $   51.98   $   39.01   $   33.75   $    29.29
===================================================================================================================

(a) As discussed in Note 2 to the consolidated financial statements, White River adopted the provisions of SFAS No. 115, effective September 30, 1995.
(b) See Note 3 to the consolidated financial statements for a discussion of the acquisition of CCC by White River.
(c) The calculation of book value per common and common equivalent share reflects the potentially dilutive effects of White River's outstanding incentive and directors' compensation awards. See Note 2 to the consolidated financial statements.
(d) See Note 2 to the consolidated financial statements for a discussion of the investment in Richard C. Blum & Associates - NWA Partners, L.P.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION - AS OF DECEMBER 31, 1997 AND 1996

Book value per common equivalent share, as defined below, increased $9.90, or 19.0%, to $61.88 at December 31, 1997, from $51.98 at December 31, 1996. Such change reflects an increase of $7.33 per share relative to the after tax increase in net unrealized investment gains (including $3.51 per share related to the increase in value of White River's interest in NWA Partners, as discussed in Note 2 to the accompanying financial statements), which were recorded directly to stockholders equity, and realized gains on the distribution received from NWA Partners of $2.55 per share after tax.

The calculation of book value per common and common equivalent share reflects the potentially dilutive effects of White River's outstanding incentive and directors' compensation awards. In the calculation of book value per common and common equivalent share: (i) the numerator is the sum of stockholders' equity and the tax benefit which would result from the settlement of outstanding performance units, directors' compensation awards and balances within White River's retirement plans with shares of Common Stock, based upon the current market price of the Common Stock and assuming a statutory tax rate of 35%, and
(ii) the denominator is the sum of the shares of Common Stock outstanding and shares deemed issued in settlement of outstanding performance units, directors' compensation awards and balances within such retirement plans. See Note 9 of the accompanying financial statements for a discussion of White River's retirement plans and Notes 10 and 11 of the accompanying financial statements for a discussion of the incentive and directors' compensation plans which gives rise to White River's potentially dilutive securities.

As of December 31, 1997, the Company had consolidated cash and cash equivalents of $190.5 million, (which included $2.9 million related to the operations of CCC, Hanover, and JKRE), as compared to $188.4 million as of December 31, 1996. Substantially all of the cash and cash equivalent balances of $187.3 million held by White River as of December 31, 1997, other than those of CCC, Hanover and JKRE, were deposited with several major banking institutions in interest-bearing accounts with maturities of six days or less. As of December 31, 1997, such deposits earned a weighted average interest rate of 5.5% per annum.

Working capital (current assets less current liabilities) increased by $53.9 million to $302.8 million at December 31, 1997 from December 31, 1996 primarily due to a net increase in the Company's investments of $50.0 million. Additionally, accounts receivable and other current assets increased by $11.5 million during the same period. The inclusion of the current portion of redeemable preferred stock at December 31, 1997 reduced working capital by $7.0 million.

The reclassification of White River's investment in NWA Partners from "other investments" to "investment securities-non current" resulted in a $41.4 million increase in total "investment securities", as discussed in Note 2 to the accompanying financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

Capital expenditures were $9.8 million during the year ended December 31, 1997 compared to $5.6 million during the year ended December 31, 1996 primarily due to expansion of CCC's office space as well as expenditures related to CCC's new products.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Consolidated net income applicable to common stock totalled $6.7 million for the year ended December 31, 1997, or $1.31 per diluted common share, as compared to $3.7 million, or $0.73 per diluted common share, for the year ended December 31, 1996, and $15.4 million, or $2.84 per diluted common share, for the year ended December 31, 1995. The 1997 results reflect pretax net investment gains of $27.5 million, as compared to $16.2 million reported for 1996 and $36.3 million for 1995.

INVESTMENT OPERATIONS

INVESTMENT RESULTS

Based upon the composition of its assets at the time of the Capitalization, White River met the definition of an Investment Company under the Investment Company Act. As such, White River's accounting policies regarding the carrying value of investments as well as the treatment of changes in unrealized gains and losses relating to such investments conformed to generally accepted accounting principles ("GAAP") for Investment Companies until such time as White River ceased to meet the definition of an Investment Company. White River ceased to meet the definition of an Investment Company effective September 30, 1995, and, accordingly, as discussed further in Note 2 to the accompanying financial statements, adopted the provisions of SFAS No. 115, as of such date. Under SFAS No. 115, changes in net unrealized investment gains and losses relating to White River's marketable equity securities and debt which are classified as available for sale are reported net of tax as a separate component of stockholders' equity and, except for declines in value which are deemed to be other than temporary in nature, changes in net unrealized investment gains and losses relating to White River's other investments are not recognized until realized. Pretax net unrealized gains of $55.5 million and $17.0 million were recorded directly to stockholders' equity during 1997 and 1996, respectively.

For the year ended December 31, 1997, pretax investment income totalled $11.4 million, including $10.2 million of interest income generated from higher cash and cash equivalents balances held during 1997. Pretax investment income totalled $9.0 million for the year ended December 31, 1996, and $8.3 million for the year ended December 31, 1995.

White River's proceeds from dispositions of investments totalled $39.0 million, $21.2 million and $118.9 million during the years ended December 31, 1997, 1996 and 1995, respectively. See Item 1 Business - Investment Operations for a discussion of 1997 and 1996 investment dispositions. The 1995 investment dispositions include the transfer of certain securities with a carrying value of $93 million and a fair value of $104 million to Fund American. In conjunction with the transfer of such securities, White River also received an additional $14 million in cash from Fund American. The assets transferred by White River were in satisfaction of the outstanding borrowings under the Credit Agreement. Accordingly, management accounted for the transaction as a retirement of debt with no corresponding gain or loss, and the remaining $11 million was recognized as realized investment gains.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

INVESTMENT HOLDINGS

The Company's investment holdings as of December 31, 1997 consist primarily of its interests in Cross Timbers; U.S. Treasury Bills held by CCC, and NWA Partners which represented 54.6%, 18.5% and 25.2%, respectively, of White River's total investments. White River's management believes that this concentration may make the value of White River's investments more volatile than the value of a more diversified portfolio.

Cross Timbers was organized in 1990 and is engaged in the acquisition and
-------------
development of producing oil and gas properties and the marketing and transportation of oil and natural gas. Cross Timbers' oil and gas properties are concentrated in major producing basins in Oklahoma, East Texas and the Permian Basin of West Texas and New Mexico. Based upon information available to the Company, White River's holdings represented 13.6% of the total outstanding Cross Timbers common stock as of December 31, 1997. The Cross Timbers common stock held by White River generally is not registered for sale in the open market; however, White River does have limited demand registration rights with regard to such shares. In addition, White River can sell its holdings of Cross Timbers common stock in accordance with the volume restrictions under Rule 144 of the U.S. Securities Act of 1933, as amended. During 1997, such sales totalled 20,000 shares resulting in gross proceeds of $0.6 million.

The common stock of Cross Timbers is traded on the New York Stock Exchange under the symbol "XTO", and during the 52-week period ended December 31, 1997, its daily closing market price ranged between a high of $2811/16 and a low of $1411/16 per share. The closing market price of such shares as of December 31, 1997, was $2415/16 per share. Such prices were as listed on the New York Stock Exchange during 1997, and do not reflect the stock split noted below. In recognition of White River's demand registration rights with respect to its shares of Cross Timbers common stock, White River began carrying its interest in Cross Timbers at market value effective September 30, 1995, upon the adoption of SFAS No. 115. Accordingly, White River's interest in Cross Timbers was carried at $89.8 million and $60.8 million under the caption investment securities in the accompanying consolidated statement of financial condition as of December 31, 1997 and 1996, respectively.

On January 30, 1998, Cross Timbers announced a three-for-two stock split, to be effective on February 24, 1998 for stockholders of record on February 12, 1998. As a result of the stock split, White River's holdings of Cross Timbers common stock increased from 3,600,009 shares to 5,400,013 shares.

White River recognized dividend income of $0.8 million for each of the years ended December 31, 1997, 1996 and 1995, from its interest in Cross Timbers. There can be no assurance that Cross Timbers will continue to pay dividends on its common stock at this level, or if dividends will be paid at all.

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

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

volatility not applicable to the securities markets in general.

NWA Partners is a limited partnership formed during 1989 under the laws of the
------------
State of California for the purpose of investing in Northwest Airlines Corporation ("Northwest Airlines") equity securities. During December 1993, NWA Partners entered into a stockholders' agreement (the "NWA Stockholders' Agreement") with the participants in the Northwest Airlines leveraged buyout (the "Northwest LBO"), which, among other things, restricted transfer of most of the shares of Northwest Airlines common stock held by the parties to the Northwest LBO until June 1997. Accordingly, the Company considered such investments as restricted in accordance with SFAS No. 115, and carried such investments at adjusted carring value (see Note 2 to the accompanying financial statements) until such time as the restrictions expired (June 1997). Thereafter, the Company accounted for its investment in NWA Partners as an available for sale security. NWA Partners has an original term of ten years, which is extendable at the discretion of the general partner for up to two additional years.

White River acquired its interest in NWA Partners in connection with the Capitalization. White River's interest in NWA Partners represented approximately 21% of partnership assets as of December 31, 1997 and 1996. During the year ended December 31, 1997, White River received a $26.3 million partial distribution on its investment resulting in a pretax investment gain of $19.4 million. The distribution represented White River's share of proceeds arising primarily from the redemption of NWA Partners' investment in preferred stock of NWA Corp., but also in part due to the sale of 0.7 million shares of NWA Corp. common stock subject to a call option. No distributions were received during 1996. During the year ended December 31, 1995, White River received distributions totaling $3.5 million from NWA Partners, resulting in pretax net investment gains of $2.8 million. These distributions represented White River's share of the proceeds from the sale of a portion of NWA Partners' assets. As of December 31, 1997, NWA Partners' remaining assets consisted primarily of 4.7 million shares of Northwest Airlines Class A common stock, par value $0.01 per share (the "Northwest Common Stock").

As discussed in Note 1 of the accompanying financial statements, prior to September 30, 1995, investments classified by White River as "other investments" included its partnership interest in NWA Partners, which had no established market value at the time. White River carried its interest in NWA Partners at internally appraised values, giving due consideration to the current market value of the unrestricted Northwest Common Stock and the estimated value of the Northwest Preferred Stock. To arrive at fair value, White River applied a significant discount to such values due to liquidity restrictions caused in part by restrictions on transfer imposed by the NWA Stockholders' Agreement, as well as the partnership terms of NWA Partners. Upon White River ceasing to meet the definition of an Investment Company, White River adopted SFAS No. 115, and the Company recorded its limited partnership interest investment in NWA Partners at its then carrying value (due to the restrictions on the investments held by the NWA Partnership). Since the lapse of the restrictions on such investment in June 1997, the Company recorded its investment in NWA Partners as an available for sale security. Accordingly, the carrying value of NWA Partners at December 31, 1997 was $41.4 million, as compared to a carrying value of $21.8 million at December 31, 1996, which reflected the adjusted cost basis at that time.

Since the passage of the Airline Deregulation Act of 1978, the airline industry has been characterized by strong

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

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

INSURANCE-RELATED SERVICES

Revenues for the year ended December 31, 1997 of $159.1 million were $28.1 million, or 21.5%, higher than the prior year. The increase in revenues was due primarily to higher revenues from workflow/collision estimating software licensing and valuation services. Workflow/collision estimating software revenue increased due to an increase in the number of units sold in both the autobody and insurance markets. Valuation services revenue increased due to higher transaction volume.


Revenues for the year ended December 31, 1996 of $131.0 million were $15.5 million, or 13.4%, higher than the prior year. The increase in revenues was due primarily to higher revenues from collision estimating software licensing, from ACCESS claims services and from Total Loss vehicle valuation services. Collision estimating software licensing revenues increased primarily because of an increase in the number of software licenses, particularly at collision repair facilities. ACCESS claims services revenues increased primarily as a result of higher transaction volume. Total Loss revenues increased as a result of both higher volume and a slightly higher rate per transaction.

On a stand-alone basis, CCC reported net income before accretion and dividends on preferred stock of $15.8 million, $14.8 million and $1.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The 1995 results include the $4.5 million pretax provision for loss relating to the MacLean Hunter litigation claim. White River's adjustment for the amortization of goodwill and purchased software related to the CCC acquisition (see Note 2 to the accompanying financial statements), as well as the minority shareholders' interest in the earnings of CCC during these periods, reduced net income by $17.4 million, $14.8 million and $9.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

During August 1996, CCC completed the initial public offering of 6.9 million newly issued shares of Common Stock, resulting in net proceeds to CCC of $72.1 million. As a result of the IPO, CCC's $49.6 million deficiency in stockholders equity was eliminated resulting in stockholders' equity of $22.5 million immediately after the IPO. Prior to CCC's IPO, the minority interest in CCC was not reflected in the consolidated statements of financial condition because the minority interest did not guarantee the obligations of CCC nor was it otherwise committed to provide further financial support. However, as a result of eliminating CCC's deficiency in stockholders' equity, a minority interest liability was included in the Company's statement of financial condition. Such minority interest liability was $33.7 million and $19.0 million for the years ended December 31, 1997 and 1996, respectively.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


OTHER REVENUES - CONSOLIDATED

1997 versus 1996

Other revenue of $9.6 million for the year ended December 31, 1997 consisted of Hanover sales of $9.0 million, and JKRE sales of $0.5 million. The corresponding sales amount of $5.4 million in 1996 is not comparable since Hanover operations did not commence until April 1996, while JKRE was not established until November 1997.

Hanover, which began operations in April 1996, generated $9.0 million in revenue from the sale of fashion accessories for the year ended December 31, 1997, with a net loss of $0.5 million. As of December 31, 1997, White River's investment in and advances to Hanover totalled $3.8 million.

Hanover generated revenues of $5.4 million for the year ended December 31,1996. Hanover's operations had breakeven operating results for the period April 1996 to December 31, 1996, and the dollar amount of the investment in and advances to this entity totalled $1.6 million at December 31, 1996.

OPERATING EXPENSES

1997 versus 1996

For the year ended December 31, 1997, compensation and benefits expense totalled $82.0 million, as compared to $63.7 million for 1996. The 1997 year results include a $7.3 million increase in White River's provision for stock based incentive awards, a $1.7 million increase related to Hanover which began operations in April 1996, and a $8.8 million increase in CCC's compensation and benefits to recruit and retain key employees.

For the year ended December 31, 1997, other operating expenses totalled $92.3 million, as compared to $74.8 million for the 1996 period, representing an increase of 23.4%. Such increase was due to an increase in CCC's operating expenses of $13.7 million in 1997 which was primarily attributable to an increase in product development and customer support capacity necessary to support increased revenues, as well as to efforts to build and upgrade internal systems. Furthermore, during 1996, CCC had constraints imposed on operating expenditures due to principal payment obligations and restrictive covenants attributable to its previous commercial bank credit facility. Additionally, Hanover's other operating expenses increased by $2.5 million in 1997 primarily because 1997 included a full year of expenses.

1996 versus 1995

Compensation and benefits expense increased by 23.1% to $63.7 million for the year ended December 31, 1996, as compared to $51.8 million for the year ended December 31, 1995. The 1996 increase reflects a $5.2 million increase in White River's provision for stock-based incentive awards, which was due to increases in the market value of Common Stock during such period as well as to accelerated vesting of certain awards due in part to the effects of the CCC IPO upon White River's book value per common and common equivalent share. In addition, CCC's compensation and benefits increased by $5.5 million for the year ended December 31, 1996 when compared to the prior year, as a result of increased staffing required to support revenue growth and product development activities.

Other operating expenses decreased by 0.8% to $74.8 million for the year ended December 31, 1996, as

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

compared to $75.4 million for the same period in 1995. The decrease in other operating expenses during the year ended December 31, 1996 is attributable to effective cost containment initiatives and the postponement by CCC of certain operating expenditures that it would have made during the first half of 1996 in the absence of covenants under its previous bank credit facility.

INCOME TAXES

The Company's effective tax rate is higher than the statutory rate of 35% due to the fact that the Company provides for deferred taxes on its equity interest in the net income of CCC, as well as due to the effect of the amortization of goodwill.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


VALUATION ALLOWANCE

As of December 31, 1995, CCC carried a valuation allowance of $5.0 million against future income tax benefits which were not recognized for book purposes due to the existence of historical operating losses and the resulting uncertainties regarding the availability of future taxable income. CCC reduced valuation allowances by $4.7 million thus reducing its stand-alone income tax expense in 1996 as a result of its successful recapitalization, through the CCC IPO, and its demonstrated pattern of profitability. White River treated its share of the reversal of these CCC tax benefits as a reduction of its goodwill relating to the CCC acquisition. CCC's remaining valuation allowance of $0.3 million as of December 31, 1997 and December 31, 1996, pertains to capital loss carry forwards, the realization of which is not assured.

LIQUIDITY AND CAPITAL RESOURCES

White River

As of December 31, 1997, the Company had consolidated cash and cash equivalents of $190.5 million, of which $187.3 million relates to balances held by White River, with the remaining $2.9 million related to the operations of CCC, Hanover and JKRE. White River's primary sources of additional cash include sales of investments, interest earned on cash equivalents and dividends earned on investments. During the years ended December 31, 1997, 1996 and 1995, White River generated cash proceeds from the sale of investments aggregating $39.0 million, $21.1 million and $28.9 million, respectively.

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

During the year ended December 31, 1997, the Company did not repurchase any shares of Common Stock. Cumulative share repurchases since the formation of White River through December 31, 1997, totalled approximately 1,495,000 shares of Common Stock at an aggregate cost of $48.9 million. As of December 31, 1997, White River may repurchase an additional 523,000 shares of Common Stock under its existing share repurchase authorization.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

As part of the Capitalization, White River issued to Fund American 7,000 shares of White River Series A NonParticipating Cumulative Preferred Stock, par value $1.00 per share (the "Redeemable Preferred Stock"), which are entitled to aggregate annual dividends of $0.5 million and must be redeemed during September 1998, at a redemption price of $1,000 per share. Fund American sold the Redeemable Preferred Stock to two unaffiliated institutional investors at the time of the Distribution.

Management believes that available cash and funds generated from sales of investments will be sufficient for White River to satisfy its working capital requirements for the foreseeable future.

CCC

CCC's primary source of cash includes receipts of customer billings, which are generally invoiced monthly in advance for EZEst units and Pathways subscriptions and monthly in arrears for Total Loss and EZNet transactions. During the years ended December 31, 1997 and 1996, CCC generated net cash from operating activities of $20.1 million and $20.3 million, respectively. CCC used $8.1 million and $5.6 million, respectively excluding noncash capital expenditures, to purchase equipment and software and invested the remaining cash in marketable securities.

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

On August 22, 1996, CCC secured a $20.0 million revolving credit facility through a commercial bank. As a result, the balance of deferred financing fees associated with CCC's previous credit facility was written off in 1996 as an extraordinary loss, net of income taxes. There have been no borrowings under the current bank credit facility. Indebtedness under the current bank credit facility would bear interest at either of two rates as selected by CCC: the London Inter-Bank Offering Rate plus 1.5% per annum, or the prime rate. Following the offering, CCC's principal liquidity requirements include its operating activities, including product development, and its investments in internal and customer capital equipment.

Under the current credit facility, CCC is, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

its capital stock, among other restrictions. In addition, the current credit facility also requires CCC to maintain certain levels of operating cash flow and interest expense coverage, and limits CCC's ability to make capital expenditures and investments and declare dividends.

Management believes that cash flows from operations and the current credit facility will be sufficient to meet CCC's liquidity needs over the next 12 months. There can be no assurance, however, that CCC will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond those described above.

YEAR 2000 ISSUE

The year 2000 issue relates to computer system programs which may not properly recognize the change in date years from 1999 to 2000. As a result of this time sensitivity of existing software, any business entity is at risk for possible system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. In addition, entities that provide software solutions to their customers must monitor the year 2000 concerns in the applications their software supports.

Based on risk assessment, CCC is currently modifying or replacing significant portions of its software so that its computer systems will function properly with respect to the year 2000 date recognition. White River is currently in the process of replacing significant portions of its software and expects to have such upgrades completed by December 31, 1998. CCC presently believes that with modifications to existing software and conversions to new software, the year 2000 issue will not pose a significant operational problem. However, if such modifications and conversions are not made, or not completed timely, the year 2000 issue could have a material adverse effect on CCC's business, financial condition and results of operations.

CCC is utilizing both internal and external resources to reprogram, or replace, and test software for the year 2000 modifications. CCC anticipates completing the year 2000 project in early 1999. The total cost of the year 2000 project for the Company is not material.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 ("the Act") provides a safe harbor for forward-looking information made on behalf of the Company. All statements, other than statements of historical facts, which address activities or actions that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's operations and other such matters are forward-looking statements. To take advantage of the safe harbor provided by the Act, the Company is identifying certain factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company.

Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include competitive pressures, changes in customer preferences, acceptance of new product introductions and other marketing and sales initiatives, legal and regulatory initiatives and conditions in the

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

capital markets. Forward -looking statements made by the Company are based on knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other factors- beyond the control of the Company, actual results may differ from those in the forward-looking statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

WHITE RIVER BOARD

The following information with respect to the principal occupation, business experience and other affiliations of the directors of White River has been furnished to White River by the respective directors.

CLASS I:  TERM ENDING 2000

ANDREW DELANEY, age 77, has been a director of White River since September 1993. Mr. Delaney served as Vice Chairman of American General Corporation, a diversified insurance and financial services organization, from 1982 until his retirement in 1985. He joined that company in 1954. He also served as a director of Fund American and certain of its subsidiaries until December 1993.

BONNIE B. STEWART, age 37, was elected to the Board of Directors in December 1997. Ms. Stewart served as Corporate Secretary of White River from September 1996 until December 22, 1997. From 1994 to September 1996 she was Assistant Corporate Secretary and from 1993 to December 22, 1997, she was Executive Assistant to Mr. Marto. Prior to 1993, Ms. Stewart held various positions with Fund American.

CLASS II:   TERM ENDING 1998

GORDON S. MACKLIN, age 69, has been Chairman of the White River Board since September 1993. Mr. Macklin was also appointed to the positions of President and Chief Executive Officer effective as of January 6, 1998. Mr. Macklin served as Chairman of Hambrecht & Quist, LLC, a venture capital and investment banking company, from 1987 until 1992. Prior to that, he served as President of the National Association of Securities Dealers, Inc. from 1970 to 1987. Mr. Macklin serves as a trustee, director or managing general partner, as the case may be, of 52 of the investment companies in the Franklin/Templeton Group of Funds. He is a director

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

of CCC, MCI Communications Corporation, MedImmune, Inc., Real 3D Inc. and Spacehab, Inc. He has also served, since 1987, as a director of Fund American.

CLASS III:  TERM ENDING 1999

ROBERT T. MARTO, age 52, has been a director of White River since September 1993. Mr. Marto was also President and Chief Executive Officer of White River from 1993 until December 22, 1997. He became affiliated with Fund American in 1985 and served as Executive Vice President and Chief Financial Officer of Fund American and as President of its subsidiary, Fund American Enterprises, Inc. ("FAE"), from 1990 to December 1993. He is a director of CCC and VICORP Restaurants, Inc. He also served as a director of Fund American until December 1993.

PATRICK M. BYRNE, age 35, has been a director of White River since May 1996. Mr. Byrne has been Chairman since 1994, and President and Chief Executive Officer since March 1996, of Centricut, LLC, a manufacturer of industrial torch consumable parts. In addition, since 1991, he has been the managing general partner of a number of limited partnerships investing in real estate, gaming, insurance and international trade. He currently serves as Chairman, President and CEO of Fechheimer Brothers, a subsidiary of Berkshire Hathaway, Inc.
He has also served, since October 1997, as a director of Fund American. Patrick
M. Byrne is the son of John J. Byrne, the Chairman, and former President and Chief Executive Officer of Fund American. John J. Byrne and Fund American are the beneficial owners of 17.1% and 20.8%, respectively, of the total outstanding shares of Common Stock as of April 13, 1998.

EXECUTIVE OFFICERS

For biographical information relating to Mr. Macklin, see - "White River Board". Information concerning the other executive officers of White River follows:

MICHAEL E.B. SPICER, age 44, was hired by White River as Chief Financial Officer and Treasurer, effective in April 1997. In December 1997, Mr. Spicer assumed the additional responsibilities of Corporate Secretary. Prior to being hired by White River, Mr. Spicer was Vice President, Finance and Administration of The Chinet Company, an international manufacturer and marketer of packaging products for the consumer and foodservice markets, since 1994.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act ("Section 16(a)") requires White River's officers and directors, and persons who own more than ten percent of the total outstanding shares of Common Stock, to file initial reports of ownership and reports of changes in ownership of shares of Common Stock with the Commission. Officers, directors and greater than ten percent stockholders are required by the Commission regulations to furnish White River with copies of all Section 16(a) forms they file.

To White River's knowledge, based solely on its review of the copies of such reports received by White River,

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

and written representations from certain reporting persons that no other reports were required for those persons, during 1997 all Section 16(a) filing requirements applicable to White River's officers, directors and greater than ten percent stockholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

Concurrent with the approval by the board of directors of Fund American (the "Fund American Board") of a plan to distribute (the "Distribution") approximately 75% of the outstanding shares of Common Stock to holders of Fund American common stock, Messrs. Macklin and Delaney received, in lieu of annual retainer and meeting attendance fees, a grant of 48,649 and 16,216 performance units ("Director Performance Units"), respectively. The initial value of such Director Performance Units were determined by the Fund American Board based upon the anticipated relative contribution of such individuals to the management of White River.

Director Performance Units were payable solely in cash and were scheduled to vest contingent upon the attainment of an annualized average return on stockholders' equity ("ROE") by White River of 15% per annum over the period from September 24, 1993, to December 31, 1996 (the "Director Performance Target"), which would represent a total increase over the three year period of approximately 52%. The return is measured as the change in White River's book value per common and common equivalent share (as adjusted for dividends, stock splits and other adjustments necessary to reflect true economic value). During September 1996 (upon the third anniversary of the capitalization of White River) and based upon the attainment of the Director Performance Target, the White River Board declared the outstanding Director Performance Units earned and payable on June 30, 1997, contingent upon the continued voluntary service of Messrs. Macklin and Delaney through such date. On June 30, 1997, these 64,865 shares became fully vested and were transferred to the Director's Deferred Compensation Plan.

The Directors' Deferred Compensation Plan was terminated effective as of December 30, 1997, pursuant to the Merger Agreement. As required by the Merger Agreement, White River approached each of the participants in the Directors' Deferred Compensation Plan regarding the possible payment in cash by White River on or prior to December 30, 1997 of the entire balance of such participant's "Deferred Compensation Account" (as defined in the Directors' Deferred Compensation Plan). The following persons, each a director of White River, received the following amounts on December 24, 1997: Mr. Macklin $3,879,758 and Mr. Delaney $1,293,226.

In addition to the Director Performance Units described above, during 1997, Mr. Macklin received a reimbursement of $40,000 for office expenses incurred in connection with his service as a director of White River and a fee of $16,350 for his service as a director of CCC.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

COMPENSATION OF EXECUTIVE OFFICERS

Unless otherwise indicated, the table on the following page sets forth certain information regarding the cash and non-cash compensation earned by the listed executive officers (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------------------------
                                                 Annual Compensation    Long Term Compensation       All Other
                                               --------------------------------------------------
Name and principal position      Year          Salary          Bonus          LTIP Payout(a)        Compensation
-------------------------------------------------------------------------------------------------------------------
ROBERT T. MARTO                  1997         $ 407,452     $  250,000         $       --          $ 6,810,230 (b)
  Former President and           1996         $ 375,000     $  250,000         $9,485,280          $   185,476 (b)
  Chief Executive Officer (d)    1995         $ 375,000     $  110,000         $       --          $   208,430 (b)

MICHAEL E.B. SPICER              1997         $ 114,446     $   94,000         $       --          $        --
  Chief Financial Officer, Treasurer
  and Corporate Secretary (e)

BONNIE B. STEWART                1997         $  99,342     $   50,000         $       --          $   345,841 (c)
  Former Corporate Secretary     1996         $  90,852     $   50,000         $  583,860          $        --
                                 1995         $  85,312     $   22,000         $       --          $        --

BRIAN P. ZWARYCH                 1997         $  45,390     $       --         $       --          $        --
  Former Chief Financial Officer 1996         $ 145,845     $   70,000         $1,380,000          $        --
  Treasurer (f)                  1995         $ 138,846     $   34,000         $       --          $        --
===================================================================================================================

(a) LTIP payouts include amounts for awards originally granted by Fund American. White River assumed the liability for these awards prior to the Distribution. The 1996 LTIP payouts included $7,085,280 and $283,860 for Mr. Marto and Ms. Stewart, respectively, which related to award liabilities assumed from Fund American.

(b) All other compensation includes: (i) a housing allowance of $66,262 and $66,528 paid in 1996 and 1995, respectively, (such housing allowance has been discontinued); (ii) directors' fees of $40,000 received in 1995, from a company in which White River held an equity investment; (iii) deemed contributions under the Deferred Benefit Plan of $138,933, $119,214, and $101,902 for 1997, 1996, and 1995, respectively; and (iv) gross-up incentive payments of $6,671,297 associated with the termination of White River's Retirement Plans in December 1997.

(c) Gross-up incentive payment associated with the termination of White River's Retirement Plans in December 1997.

(d)  Mr. Marto's employment terminated with White River effective December 1997.

(e)  Mr. Spicer's employment commenced with White River effective April 1997.

(f)  Mr. Zwarych's employment terminated with White River effective April 1997.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

-----------------------------------------------------------------------------------------------------------------------
                                                                                     Number of         Performance or
                                                                                   shares, units        other period
                                                                                  or other rights      until maturation
Name                                                                                     (#)              or payout
-----------------------------------------------------------------------------------------------------------------------
Michael E.B. Spicer                                                                    5,000              9/96-9/99
========================================================================================================================

This award is payable in cash or in shares of Common Stock at the discretion of the Compensation Committee, based on the attainment of an annualized ROE by White River of 15% per annum over the performance period, which would represent a total increase over the three year period of approximately 52%. The return is measured as the change in White River's book value per common and common equivalent share (as adjusted for dividends, stock splits, and other adjustments necessary to reflect true economic value).

OTHER COMPENSATION ARRANGEMENTS. White River has no formal severance policy and has not entered into any employment contracts with its Named Executive Officers. However, pursuant to the Incentive Plan, under certain circumstances, such as a "Change in Control" or an "Unfriendly Change in Control", performance units ("Performance Units") will become partially or fully payable. The terms "Change of Control" and "Unfriendly Change of Control" are defined as follows:

Change of Control. For purposes of the Long-Term Incentive Plan, a "Change in Control of the Company" shall occur if: (a) any person or group (within the meaning of Sections 13(d) and 14(d)(2) of the Exchange Act), other than (i) the Company and/or its management; (ii) Fund American Enterprises Holdings, Inc. and/or its management and/or its subsidiaries; or (iii) John J. Byrne becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of thirty-five percent (35%) or more of the Company's then outstanding voting capital stock; (b) the Incumbent Directors cease for any reason to constitute a majority of the Board of the Company; (c) the business of the Company for which the participant's services are principally performed is disposed of by the Company pursuant to a sale or other disposition of all or substantially all of the business or business-related assets of the Company (including stock of a subsidiary of the Company); or (d) the Compensation Committee determines that the business or value of the Company is significantly changed or altered by reason of a significant event or transaction; including, but not limited to, a sale, transfer, merger, consolidation, reorganization or recapitalization.

In the event of a Change of Control, the participant shall be entitled to the number or amount of award or awards, as the case may be, based on the sole discretion of the Compensation Committee; but taking into consideration such relevant factors including, but not limited to, whether the original performance objectives are being met at the time of the Change in Control, whether the market value of the Company's common stock has increased as a result of such Change of Control, whether the Company has outperformed its competitors notwithstanding significant adverse economic or market conditions, etc.

Only with respect to a Change of Control, in no event will any Option become exercisable or amounts or Shares be paid, awarded in connection with Performance Units, to the extent that the Company would not be

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

entitled to a deduction for federal income tax purposes in connection with the immediate exercise of such Option or payment of such award by reason of the application of the provisions of Section 280G of the Code; relating to Golden Parachute Payments.

Unfriendly Change of Control. A Change in Control of the Company shall be deemed an "Unfriendly Change in Control of the Company" if (a) any person or group (within the meaning of Section 13(d) and 14(d)(2) of the Exchange Act), other than (i) the Company and/or its management; (ii) Fund American Enterprises Holdings, Inc. and/or its management and/or its subsidiaries; or (iii) John J. Byrne, becomes the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act) of thirty-five percent (35%) or more of the Company's then outstanding voting capital stock through a transaction that is opposed by the Company's President and Chief Executive Officer, and (b) a majority of the Company's Incumbent Directors by resolution adopted within 30 days following the date the Company becomes aware that the person or group referred to in this section has become the beneficial owner of thirty-five percent (35%) or more of the Company's Shares, determines that a Change in Control has occurred.

In the event an Unfriendly Change In Control occurs, the participant: (a) may exercise his remaining Options or Tandem SARs (whether vested or unvested) outstanding as of the Acceleration Date provided, however, that (i) in the case of an officer subject to Section 16(b) of the Exchange Act, no Option shall become exercisable until the expiration of the period ending six months after the date of grant of the Option hereunder, and (ii) no Option shall become exercisable to the extent that the Company would not be entitled to a deduction for federal income tax purposes in connection with the immediate exercisability of such Option by reason of the application of the provisions of Section 280G of the Code, (b) will receive the Maximum Value of his Performance Units outstanding, regardless of whether the performance objectives are being met, as of the date of such Unfriendly Change of Control and (c) will receive a total Annual Bonus as determined by the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 1997, the Compensation Committee was comprised entirely of non-employee directors, specifically Mssrs. Byrne, Delaney and Macklin. During 1997, Mr. Macklin was a member of the Fund American Board and served as the Chairman of its Human Resources Committee and Compensation Committee.

In connection with the change of control with respect to the Company that will occur if the Merger is consummated, it is anticipated that the Company's Compensation Committee will fully vest certain awards to the Company's directors under the White River Corporation 1993 Incentive Compensation Plan (the "Incentive Plan"). It is anticipated that Messrs. Byrne, Delaney and Macklin will receive awards in the amounts of $634,960, $634,960, and $1,904,070, respectively.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

In connection with entering into the Merger Agreement, the Company entered into indemnification agreements with each of its officers and directors (including Messrs. Byrne, Delaney and Macklin) indemnifying such persons against certain claims and liabilities resulting from having served as an officer or director of the Company. In addition, under the terms of the Merger Agreement, an affiliate of Harvard Private Capital Group, Inc. has agreed, if the Merger is consummated, to keep the Company in existence with net assets of at least $50 million for a period of two years, or to have such indemnity agreements assumed by an entity meeting such requirements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 13, 1998, information concerning the beneficial ownership of shares of White River Common Stock by each director and executive officer of White River individually and by all current directors and executive officers as a group. As of April 13, 1998, White River had 4,874,756 outstanding shares of White River Common Stock.

MANAGEMENT OF WHITE RIVER

--------------------------------------------------------------------------------------------------------------------------
                                                                 Number of Shares of White River Common Stock
                                                 -------------------------------------------------------------------------
                                                                        Rights to
                                                           Shares        Acquire                              Ownership
Name of Beneficial Owner (1)                              Owned(2)      Shares(3)        Total              Percentage(4)
--------------------------------------------------------------------------------------------------------------------------
Patrick M. Byrne (4)                                           --            --               --                 --
Andrew Delaney                                                500            --              500                 (5)
Gordon S. Macklin                                           5,000            --            5,000                 (5)
Robert T. Marto                                            16,505       294,432          310,937                  6.4%
Bonnie B. Stewart                                           1,178            --            1,178                 (5)
Michael E. B. Spicer                                           --            --               --                 --
Brian P. Zwarych                                               --            --               --                 --
All current directors and executive officers as a group    23,183       294,432          317,615                  6.5%
==========================================================================================================================

(1) All current directors and executive officers may be contacted at White River's principal executive office at 2 Gannett Drive, Suite 200, White Plains, NY 10604.

(2) Determined based on the beneficial ownership provisions specified in Rule 13d-3(d)(1) of the Exchange Act. Unless otherwise noted, the indicated beneficial ownership represents sole voting and investment powers.

(3) Represents shares of White River Common Stock deliverable upon exercise of options to purchase shares of White River Common Stock owned by Fund American. Such options expire in 1998 and were issued, concurrent with the purchase and other transfer of selected assets and the assumption of certain liabilities from Fund American, to replace then outstanding employee options to purchase Fund American common stock.

(4) Patrick M. Byrne, has voting power with respect to 15,000 shares of White River Common Stock held in trust for his benefit, but he disclaims any beneficial ownership of such shares of White River Common Stock. In addition, he is the son of John J. Byrne, who is the beneficial owner of 835,112 shares of White River Common Stock, representing 17.1% of the total outstanding shares of White River Common Stock. Patrick M. Byrne disclaims any beneficial ownership of shares of White River Common Stock held by John
    J. Byrne.

(5) Represents less than 1.0% of the total outstanding shares of White River Common Stock.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

CHANGE OF CONTROL

See "Item 1 Business - the Company" for a discussion of the Merger Agreement.

CERTAIN BENEFICIAL OWNERS

To the knowledge of White River, as of April 13, 1998, no person or entity beneficially owns more than 5% of the outstanding White River Common Stock, except as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                                                              OWNERSHIP
NAME AND ADDRESS OF BENEFICIAL OWNER                                            SHARES OWNED(1)             PERCENTAGE(1)
-------------------------------------------------------------------------------------------------------------------------
Fund American Enterprises Holdings, Inc. (2)                                      1,014,250                    20.8%
  80 South Main Street
  Hanover, NH  03755
John J. Byrne (3)                                                                   835,112                    17.1%
  c/o Fund American Enterprises Holdings, Inc.
  80 South Main Street
  Hanover, NH  03755
Robert T. Marto (5)                                                                 310,937                     6.4%
  Two Gannett Drive, Suite 200
  White Plains, NY  10604

=================================================================================================================

(1) Determined based on the beneficial ownership provisions specified in Rule 13d-3(d)(1) of the Exchange Act.

(2) According to filings made by Fund American with the SEC, Fund American reported that it and John J. Byrne believe that they do not constitute a group with respect to shares of White River Common Stock owned by Fund American. In addition, Fund American disclaims any beneficial ownership of shares of White River Common Stock owned by John J. Byrne. See note (3).

(3) John J. Byrne is the Chairman, and former President and Chief Executive Officer of Fund American. According to a filing made by John J. Byrne with the Commission, he believes that he and Fund American do not constitute a group with respect to shares of White River Common Stock owned by him, and he disclaims any beneficial ownership of shares of White River Common Stock owned by Fund American. John J. Byrne has sole voting and investment power with respect to shares of White River Common Stock for which he claims beneficial ownership. See note (2).

(4) According to a filing made by Mr. Marto with the Commission, the shares of White River Common Stock to which Mr. Marto claims beneficial ownership include options to purchase 294,432 shares of White River Common Stock owned by Fund American. Such options expire in 1998 and were issued, concurrent with the purchase and other transfer of selected assets and the assumption of certain liabilities from Fund American, to replace then outstanding employee options to purchase Fund American common stock.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 1997, Mr. Macklin was a member of the Fund American Board and served as the Chairman of its Human Resources Committee.

Pursuant to a registration rights agreement (the "Registration Rights Agreement") dated May 23, 1995, between White River and certain shareholders identified therein (the "Selling Stockholders"), White River has filed a shelf registration statement (the "Registration Statement") for 490,000 shares of Common Stock of which 475,000 are beneficially owned by John J. Byrne and 15,000 shares are held in trust for the benefit of Patrick M. Byrne. In accordance with the terms of the Registration Rights Agreement, the out-of-pocket costs incurred by White River in connection with the Registration Statement have been borne by the Selling Stockholders. In addition, White River and the Selling Stockholders have agreed under certain circumstances to indemnify each other with respect to certain claims relating to the Registration Statement.

Patrick M. Byrne, is the son of John J. Byrne, Chairman, and former President and Chief Executive Officer of Fund American. John J. Byrne is the beneficial owner of 17.1% of the total outstanding shares of Common Stock as of the Record Date.

PENDING MERGER

There are certain transactions that have been, or will be, entered into between the Company and its officers and directors in connection with the Merger Agreement.

INCENTIVE PLAN. All of the current directors and officers of White River are expected to receive payments under the Incentive Plan. In the event of a "change in control" (as defined in the Incentive Plan), the participant is entitled to the number or amount of award or awards, as the case may be, based on the sole discretion of the Compensation Committee of the White River Board (the "Compensation Committee"). It is expected that the Compensation Committee will fully vest the awards of each of the directors and officers of White River under the Incentive Plan as a result of the change in control and that the participants will be paid their awards in lump sum cash payments as of the Effective Time. Based on an assumed price of $90.67 per share of White River Common Stock, Mr. Marto, Mr. Macklin, Mr. Delaney, Mr. Byrne, Ms. Stewart and Mr. Spicer are expected to receive awards in amounts of $6,346,900, $1,904,070, $634,960, $634,960, $634,960 and $453,350, respectively. Each $1 increase in share price will result in an increase in the amount for each of the above individuals by $70,000, $21,000, $7,000, $7,000, $7,000 and $5,000 respectively.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


INDEMNIFICATION

In connection with entering into the Merger Agreement the Company has entered into Indemnity Agreements with each of its officers and directors. See Item 11 - "Executive Compensation - Compensation Committee Interlocks and Insider Participation"

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (A)  FINANCIAL STATEMENT SCHEDULES

               All financial statement schedules are omitted as they are not applicable or the information required is included in the consolidated financial statements or notes thereto.

          (B)  REPORTS ON FORM 8-K

               On December 22, 1997, White River Corporation issued a press release announcing the resignation of Robert T. Marto from his position as President and CEO. (Form 8-K filed December 24,
               1997).

               Effective November 7, 1997, White River Partners, Inc. purchased from European American Bank the assets of Just Kiddie Rides, Inc., a subsidiary of Childrobics, Inc. (CHLD) for $1.3 million. White River Partners, Inc., will market and manufacture licensed kiddie rides through its new operating company, Just Kiddie Rides Enterprises, Inc., a Delaware corporation. White River Partners is a wholly-owned subsidiary of White River Corporation(WHRC). (Form 8-K filed November 21, 1997).

               Effective October 14, 1997, White River Corporation (White River") received a $26.3 million distribution on its investment in the Richard C. Blum & Associates - NWA Partners LP ("NWA Partners"), which holds equity securities in Northwest Airlines Corporation ("NWA Corp."). The distribution represented White River's share of proceeds arising primarily from the redemption of NWA Partners' investment in preferred stock of NWA Corp., but also in part due to the sale of 0.7 million shares of NWA Corp. common stock subject to a call option. White River owns a 21.3% interest in NWA Partners, which in turn continues to own approximately 4.7 million shares of NWA Corp. common stock. (Form 8-K filed October 17, 1997).

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


          (C)  EXHIBITS


          *2.1 Purchase Agreement, dated as of April 15, 1994, among White River Ventures, Inc. and Teachers Insurance and Annuity Association of America, The Mutual Life Insurance Company of New York, TCW Special Placements Fund II, TCW Capital and BankAmerica Capital Investments (Current Report on Form 8-K dated April 15, 1994, File No. 0-22604 -- Exhibit 2.1).

          *2.(a) Index of Omitted Schedules; Agreement to Furnish Upon Request (Current Report on Form 8-K dated April 15, 1994, File No. 0-22604 -- Exhibit 2.1(a)).

          *2.2 Reorganization Agreement, dated as of June 16, 1994, between InfoVest Corporation and White River Ventures, Inc. (Current Report on Form 8-K dated June 16, 1994, File No. 0-22604 --
                    Exhibit 2.1).

          *2.(a) Index of Omitted Schedules; Agreement to Furnish Upon Request (Current Report on Form 8-K dated June 16, 1994, File No. 0-22604 -- Exhibit 2.1(a)).

          *2.3 Stock and Asset Purchase Agreement, dated as of August 25, 1994, by and among InfoVest Corporation and Credit Card Service Corporation and Faneuil, Inc., New Service, Inc. and Faneuil ISG, Inc. (Current Report on Form 8-K dated August 25, 1994, File No. 0-22604 -- Exhibit 2.1).

          *2.(a) Index of Omitted Exhibits and Schedules; Agreement to Furnish Upon Request (Current Report on Form 8-K dated August 25, 1994, File No. 0-22604 -- Exhibit 2.1(a)).

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

          *10.1 1993 Incentive Compensation Plan of the Registrant adopted on September 24, 1993 (Form 10, File No. 0-22604 -- Exhibit 10.1).

          *10.2 Voluntary Deferred Compensation Plan of the Registrant adopted on September 24, 1993 (Form 10, File No. 0-22604 --
                    Exhibit 10.2).

          *10.3 Deferred Benefit Plan of the Registrant adopted on September 24, 1993 (Form 10, File No. 0-22604 -- Exhibit 10.3).

                   WHITE RIVER CORPORATION AND SUBSIDIARIES



          *10.4 Letter Agreement Evidencing Award of Performance Units between the Registrant and Andrew Delaney (Form 10-K for the year ended December 31, 1993, File No. 0-22604 --Exhibit 10.4).

          *10.5 Letter Agreement Evidencing Award of Performance Units between the Registrant and Gordon S. Macklin (Form 10-K for the year ended December 31, 1993, File No. 0-22604 --Exhibit 10.5).

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

          *10.9 Stockholders' Agreement, dated as of June 16, 1994, by and among CCC, White River Ventures, Inc. and the Inside Stockholders of CCC identified on Exhibit A thereto (Current Report on Form 8-K dated June 16, 1994, File No. 0-22604 --
                    Exhibit 10.1).

          *10.10 Regulatory Contingency Agreement, dated as of June 16, 1994, between CCC and White River Ventures, Inc. (Current Report on Form 8-K dated June 16, 1994, File No. 0-22604 --Exhibit 10.2).

          *10.11 Registration Rights Agreement, dated as of May 23, 1995, between the Registrant and the Selling Stockholders referred to therein (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-3 (File No. 33-93544).

          *21       Subsidiaries of the Registrant

          23.1      Consent of Ernst & Young LLP

          23.2      Consent of Price Waterhouse LLP

          24        Powers of Attorney

          27.1 Current Financial Data Schedule for fiscal year end December 31, 1997.

          27.2 Restated Financial Data Schedule for quarter ended September 30, 1997.

          27.3      Restated Financial Data Schedule for quarter ended June 30,
                    1997.

          27.4      Restated Financial Data Schedule for quarter ended March 31,
                    1997.

          27.5      Restated Financial Data Schedule for year ended December 31,
                    1996.

          27.6 Restated Financial Data Schedule for quarter ended September 30, 1996.

          27.7      Restated Financial Data Schedule for quarter ended June 30,
                    1996.

          27.8      Restated Financial Data Schedule for quarter ended March 31,
                    1996.

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

                                              White River Corporation

                                              By: *
                                                  ----------------------
                                                  Gordon S. Macklin
                                                  President and
                                                   Chief Executive Officer

                                              Date: April 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                              Title                      Date
-----------------                      ------------               -----------

*
------------------------
Gordon S. Macklin                Chairman of the Board,          April 13, 1998
                                 President & Chief Executive
                                 Officer

*
------------------------
Robert T. Marto                  Director                        April 13, 1998

*
-----------------
Andrew Delaney                   Director                        April 13, 1998

*
-----------------
Patrick M. Byrne                 Director                        April 13, 1998

*
-----------------
Bonnie B. Stewart                Director                        April 13, 1998


/s/ Michael E.B. Spicer
------------------------
Michael E.B. Spicer              Chief Financial Officer,
                                (Principal Accounting Officer)
                                 Treasurer & Corporate
                                 Secretary                       April 13, 1998


*By: /s/ Michael E.B. Spicer
     ------------------------
     [_], Attorney-in-Fact

                   WHITE RIVER CORPORATION AND SUBSIDIARIES




                                    ANNEX I










                       CONSOLIDATED FINANCIAL STATEMENTS

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS



CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Statements of Financial Condition.......................  F-1

  Consolidated Statements of Operations................................  F-2

  Consolidated Statements of Stockholders' Equity......................  F-3

  Consolidated Statements of Cash Flows................................  F-4

  Notes to Consolidated Financial Statements...........................  F-5

  Report on Management's Responsibilities..............................  F-32

  Report of Ernst & Young LLP..........................................  F-33

  Report of Price Waterhouse LLP.......................................  F-34

All financial statement schedules are omitted as they are not applicable or the information required is included in the consolidated financial statements or notes thereto.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-------------------------------------------------------------------------------------------------------------------
Dollars in thousands,                                                                          December 31,
                                                                                       ----------------------------
  except per share amounts                                                                   1997              1996
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                             $   190,515       $   188,365
Investment securities, at market value (adjusted cost: $63,940 and $42,892)               122,688            72,699
Accounts receivable, less allowances of $2,661 and $1,942                                  19,617            10,661
Other current assets                                                                        7,091             4,545
                                                                                       ----------        ----------
  Total current assets                                                                    339,911           276,270
Investment securities, at market value (adjusted cost: $14,855)                            41,434                --
Other investments, at adjusted cost (fair value: $276 and $39,813)                            276            26,420
Goodwill, less accumulated amortization of $20,051 and $14,675                             18,754            23,730
Purchased software and equipment, net                                                      18,431            20,478
Deferred income tax asset                                                                   7,264             6,410
Other assets                                                                                1,063             1,204
                                                                                       ----------        ----------
  Total assets                                                                        $   427,133       $   354,512
===================================================================================================================
LIABILITIES
Accounts payable and accrued expenses                                                 $    24,134       $    21,334
Deferred revenues                                                                           5,824             5,709
Current portion of contract funding                                                            --               123
Current portion of notes payable and other debt                                               111               120
Redeemable preferred stock                                                                  7,000                --
                                                                                       ----------        ----------
  Total current liabilities                                                                37,069            27,286
Deferred income tax liability                                                              44,676            21,867
Notes payable and other debt                                                                   --               111
Other liabilities                                                                          10,765            22,591
                                                                                       ----------        ----------
  Total liabilities                                                                        92,510            71,855
                                                                                       ----------        ----------
Redeemable preferred stock                                                                    189             7,175
                                                                                       ----------        ----------
Minority interest                                                                          33,687            18,950
                                                                                       ----------        ----------
Stockholders' equity
Series B, Participating Cumulative Preferred Stock - par value $1.00
  per share; 50,000 shares designated; none issued                                             --                --
Common stock - par value $0.01 per share;
  62,500,000 shares authorized; 6,370,000 shares issued                                        64                64
Common paid-in surplus                                                                    250,942           249,546
Retained earnings                                                                          43,166            36,438
Net unrealized investment gains, net of tax                                                55,449            19,358
Common stock in treasury, at cost (1,495,244 shares)                                      (48,874)          (48,874)
                                                                                       ----------        ----------
  Total stockholders' equity                                                              300,747           256,532
                                                                                       ----------        ----------
Total liabilities, redeemable preferred stock,
  minority interest and stockholders' equity                                          $   427,133       $   354,512
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------------------
In thousands,                                                                   Year Ended December 31,
                                                                      ---------------------------------------------

  except per share amounts                                                 1997              1996              1995
-------------------------------------------------------------------------------------------------------------------
REVENUES
Insurance-related services                                           $   159,106      $   130,977       $   115,519
Investment income                                                         11,362            8,984             8,276
Other revenues                                                             9,442            5,437                --
                                                                      ----------       ----------        ----------
  Total revenues                                                         179,910          145,398           123,795
                                                                      ----------       ----------        ----------

OPERATING EXPENSES
Compensation and benefits                                                 82,028           63,725            51,781
Other operating expenses                                                  92,327           74,834            75,429
                                                                      ----------       ----------        ----------
  Total operating expenses                                               174,355          138,559           127,210
                                                                      ----------       ----------        ----------
  Operating income (loss)                                                  5,555            6,839           (3,415)
                                                                      ----------       ----------        ----------

NET INVESTMENT GAINS
Net realized investment gains                                             27,492           16,150            25,037
Change in net unrealized investment gains and losses                          --               --            11,218
                                                                      ----------       ----------        ----------
Net investment gains                                                      27,492           16,150            36,255
                                                                      ----------       ----------        ----------
OTHER EXPENSE
Interest expense                                                             171            2,562             8,936
Minority interest                                                         10,065              971                --
                                                                      ----------       ----------        ----------
  Total other expense                                                     10,236            3,533             8,936
                                                                      ----------       ----------        ----------

PRETAX INCOME                                                             22,811           19,456            23,904
Income tax expense                                                        15,610           14,306             7,909
                                                                      ----------       ----------        ----------
Income before extraordinary item                                           7,201            5,150            15,995
Extraordinary loss on early retirement of debt, net of tax of $437            --              678                --
                                                                      ----------       ----------        ----------
Net income                                                                 7,201            4,472            15,995
Dividends and accretion on redeemable preferred stock                        473              727               585
                                                                      ----------       ----------        ----------
Net income applicable to common shares                               $     6,728      $     3,745       $    15,410
                                                                      ==========       ==========        ==========

EARNINGS PER COMMON SHARE:
BASIC:
   Income before extraordinary items                                 $      1.38      $      0.91       $      2.94
   Net income                                                        $      1.38      $      0.77       $      2.94
Diluted:
   Income before extraordinary items                                 $      1.31      $      0.85       $      2.84
   Net income                                                        $      1.31      $      0.73       $      2.84
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------
                                                                                                     Net
                                                                        Common                unrealized     Common
                                                            Common     paid-in    Retained    investment   stock in
Dollars In thousands                              Total      stock     surplus    earnings         gains   treasury
-------------------------------------------------------------------------------------------------------------------
Balances as of December 31, 1994             $  195,226    $    64   $ 199,936   $  17,283   $       --  $ (22,057)
  Net income                                     15,995                             15,995
  Dividends and accretion on
    redeemable preferred stock                     (585)                              (585)
  Adoption of SFAS No. 115, effective
    September 30, 1995, net of tax                2,484                                           2,484
  Change in unrealized investment gains
    and losses, net of tax                        5,835                                           5,835
  Repurchases of 762,410 shares of
   Common Stock                                 (25,694)                                                   (25,694)
                                         --------------------------------------------------------------------------
Balances as of December 31, 1995                193,261         64     199,936      32,693        8,319    (47,751)
  Net income                                      4,472                              4,472
  Dividends and accretion on
    redeemable preferred stock                     (727)                              (727)
  Change in unrealized investment gains
    and losses, net of tax                       11,039                                          11,039
  Repurchases of 28,165 shares of
   Common Stock                                  (1,123)                                                    (1,123)
  Effects of initial public offering of CCC
   Common Stock, net of tax                      49,506                 49,506
  Other, net                                        104                    104
                                         --------------------------------------------------------------------------
Balances as of December 31, 1996             $  256,532    $    64   $ 249,546   $  36,438   $   19,358  $ (48,874)
                                         --------------------------------------------------------------------------
  Net income                                      7,201                              7,201
  Dividends and accretion on
    redeemable preferred stock                     (473)                              (473)
  Change in unrealized investment gains
    and losses, net of tax                       36,091                                          36,091
  Other, net                                      1,396                  1,396
                                         --------------------------------------------------------------------------
Balances as of December 31, 1997             $  300,747    $    64   $ 250,942   $  43,166   $   55,449  $ (48,874)
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------------------------------------
                                                                                     Year Ended December 31,
                                                                           ----------------------------------------
In thousands                                                                     1997           1996           1995
-------------------------------------------------------------------------------------------------------------------
Net income                                                                 $    7,201      $   4,472      $  15,995
Adjustments to reconcile  net income to net cash and cash  equivalents provided from (used for) operations:
     Net investment gains                                                     (27,492)       (16,150)       (36,255)
     Amortization and depreciation                                             11,823         12,213         14,170
     Repayment of contract funding balances                                      (123)        (3,340)       (10,249)
     Deferred income tax expense (benefit)                                      2,520         (3,358)         9,002
     Amortization of goodwill                                                   5,376          5,186          6,194
     Minority interest                                                         10,065            971             --
     Extraordinary loss on early retirement of debt, net of tax                    --            678             --
Changes in:
     Other current assets and accounts receivable                             (11,502)          (724)            --
      Accounts payable and accrued expenses                                     2,800            137          6,030
      Other liabilities                                                        (7,154)         9,935          1,990
      Deferred revenues                                                           115            646             --
     Other, net                                                                  (490)         1,105          3,117
                                                                            ---------       --------       --------
Net cash and cash equivalents provided from (used for) operations              (6,861)        11,771          9,994
                                                                            ---------       --------       --------
Cash flows provided from investing activities:
     Proceeds from sales of investments                                        93,148         21,106         29,921
     Purchases of investments                                                 (75,164)       (11,005)            --
     Purchases of software and equipment                                       (9,776)        (5,568)        (3,003)
     Proceeds from Faneuil Sale, net of expenses                                   --             --            500
     Other, net                                                                    --            (97)            48
                                                                            ---------       --------       --------
Net cash and cash equivalents provided from investing activities                8,208          4,436         27,466
                                                                            ---------       --------       --------
Cash flows provided from (used for) financing activities:
     Net proceeds from issuance of subsidiary stock                             1,396         73,795             --
     Proceeds from notes payable and other debt                                    --         10,750         44,000
     Payment of equity and debt issue costs                                        --         (2,053)            --
     Repurchases of Common Stock                                                   --         (1,188)       (25,652)
     Redemption of redeemable preferred stock, including accrued dividends         --         (1,354)             --
     Principal payments on notes payable and other debt                          (120)       (46,740)       (11,101)
     Dividends paid on redeemable preferred stock                                (473)          (473)          (473)
     Other, net                                                                    --            176             26
                                                                            ---------       --------       --------
Net cash and cash equivalents provided from financing activities                  803         32,913          6,800
                                                                            ---------       --------       --------
Net increase in cash and cash equivalents during period                         2,150         49,120         44,260
Cash and cash equivalents balance at beginning of period                      188,365        139,245         94,985
                                                                            ---------       --------       --------
Cash and cash equivalents balance at end of period                         $  190,515      $ 188,365      $ 139,245
===================================================================================================================
Supplemental information:
     Income taxes paid (refunded)                                          $   10,219      $  12,690      $    (943)
     Interest paid                                                         $      130      $   2,573      $   7,324
     Non-cash equipment financing                                          $       --      $   1,341      $     888
     Exchanges of investments in settlement of notes payable and other debt$       --      $      --      $  90,000
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

During June 1994, White River completed its acquisition of a majority of the total outstanding common stock, par value $0.10 per share (the "CCC Common Stock"), of CCC Information Services Group Inc., formerly InfoVest Corporation, (together with its subsidiaries, unless the context requires otherwise, "CCC"). CCC, through CCC Information Services Inc. and certain other subsidiaries, is a supplier of automobile claims information and processing, claims management software and communication services. As of December 31, 1997, White River held approximately 35% of the total outstanding shares of CCC Common Stock and shares of CCC preferred stock that in the aggregate continue to provide White River with a majority of the voting power associated with CCC's total outstanding voting stock.

Based upon the composition of its assets at the time of the Capitalization, White River met the definition of an investment company (an "Investment Company") under the Investment Company Act of 1940 (the "Investment Company Act"). In anticipation of the Distribution, White River submitted an application to the Securities and Exchange Commission (the "Commission") seeking exemptive relief from various provisions of the Investment Company Act. During December 1993, White River received from the Commission a temporary exemption (the "Exemptive Order") from registering as an Investment Company. As such, White River was exempted from some, but not all, of the provisions of the Investment Company Act for a period of up to two years from the date of such Exemptive Order. From September 30, 1993 until October 1995, White River was an Investment Company as defined in section 3(a)(3) of the 1940 Act. The 1993 exemptive order granted by the Commission did not change its status, and therefore it was appropriate to use investment company accounting for White River during this time. During October 1995, White River filed a report with the Commission which concluded, effective September 30, 1995, that White River no longer met the definition of an Investment Company, at which time White River commenced the preparation of its financial statements in accordance with GAAP for operating companies. Accordingly, White River no longer needs to rely upon the relief provided by the Exemptive Order. Since the filing of such report, White River has conducted and intends to continue to conduct its business operations so as to avoid having to register as an Investment Company under the Investment Company Act.

On December 11, 1997, White River announced the signing of a merger agreement under which an affiliate

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

of Harvard Private Capital Group, Inc. ("Harvard Private Capital") would acquire White River for approximately $400 million in cash. Under the Merger Agreement, among other things, WRC MergerCorp. ("MergerCo") would be merged with and into White River (the "Merger"), and each share of Common Stock, par value $0.01 per share (the "White River Common Stock") (other than treasury shares held by White River or Dissenting Shares), outstanding at the Effective Time would be converted into the right to receive approximately $82.02 in cash, without interest and subject to adjustment under certain circumstances as described further in the Merger Agreement. The transaction would be fully financed and would not be subject to a financing condition. The merger price would be subject to adjustment under certain circumstances, and, therefore, the price per share actually received upon consummation of the merger could be greater or less than $82.02. Holders of White River's Series A Preferred Stock would receive the stated value of $1,000 per share plus any accrued and unpaid dividends.

In connection with the transaction, White River amended its shareholders' rights plan to provide, among other things, that the exercisability of rights will not be triggered by the merger agreement and that the rights will expire immediately prior to the consummation of the merger. Accordingly, the rights will not be redeemed and no payment will be made to stockholders in respect of their rights.

On March 10, 1998, Fund American made a proposal to White River to negotiate the acquisition of all of the outstanding shares of common stock of White River not owned by Fund American for a total consideration of up to $85.00 per share in cash, subject to satisfactory completion of due diligence and to successful negotiation, Fund American Board approval and signing of a definitive agreement.

On March 23, 1998, Harvard Private Capital proposed an amendment to the Merger Agreement which would modify the Merger Agreement by: 1) increasing the merger consideration to approximately $434 million ($89.00 per share), subject to certain adjustments; and 2) requiring White River to pay a "break up" fee of $13.5 million in the event that the merger is not successfully concluded by June 30, 1998 for reasons other than a breach of the Merger Agreement by Harvard Private Capital.

On March 30, 1998, Fund American increased its proposal to purchase all shares of White River not owned by Fund American to $90 cash per share, contingent, among other things, on White River Board acceptance by Monday, April 6, 1998, and execution of a mutually satisfactory definitive agreement, and certain other contingencies.

On April 2, 1998, Harvard Private Capital proposed another amendment to the Merger Agreement. The proposed amendment would modify the Merger Agreement by, among other things: 1) increasing the merger consideration to approximately $442 million ($90.67 per share), subject to certain adjustments; and 2) requiring White River to pay a "break up" fee of $13.5 million in the event that the merger is not successfully concluded by June 30, 1998 for reasons other than a breach of the Merger Agreement by Harvard Private Capital.

On April 3, 1998, Fund American reaffirmed its proposal to purchase all shares of White River not owned by Fund American for $90 cash per share, and removed certain contingencies.

On April 6, 1998, after further discussions with Harvard Private Capital and Fund American, the White River Board evaluated the two proposals based on its fiduciary duty to maximize shareholder value and decided to accept the Harvard Private Capital proposal. Under the terms of the amended agreement, Harvard Private Capital, among other things, will pay White River shareholders $90.67 per share in cash, subject to adjustment which could result in a higher or lower price at closing. In addition, White River agreed to pay Harvard Private Capital a termination fee of $15 million, plus up to $1.5 million in reimbursable expenses, in the event that the merger agreement is terminated under certain circumstances.

Consummation of the merger is subject to customary conditions, including the approval of White River's stockholders and the absence of any material adverse change. The merger agreement may be terminated by any of the parties in the event that the Board of Directors of White River withdraws its recommendation of the transaction to stockholders or recommends an alternative transaction. The parties expect the merger to occur during the second quarter of 1998.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Substantially all of the Company's cash and cash equivalents as of December 31, 1997 and 1996 are in interest-bearing deposits with maturities of six days or less. The majority of such deposits are held by major banking institutions.

INVESTMENTS

White River considers its investment securities to be available for sale.

Based on the composition of its assets at the time of the Capitalization, White River met the definition of an Investment Company under the Investment Company Act. Accordingly, White River's accounting policies regarding the carrying value of investments, as well as the treatment of changes in net unrealized gains and losses relating to investments held, conformed to GAAP for Investment Companies until such time as White River ceased to meet the definition of an Investment Company. As discussed in Note 1, effective September 30, 1995, White River no longer meets the definition of an Investment Company. Accordingly, White River adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of such date. As a result of the adoption of SFAS No. 115, investments classified by White River as investment securities continue to be carried at market value; however, changes in net unrealized gains and losses are reported net of tax as a separate component of stockholders' equity. Securities classified by White River as other investments, which had been carried at market value under GAAP for Investment Companies, are carried at adjusted cost, which reflects such securities' carrying value immediately preceding the adoption of SFAS No. 115.

As a result of the adoption of SFAS No. 115, the carrying value of White River's interest in Cross Timbers Oil Company ("Cross Timbers")

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

common stock increased by $3.8 million to reflect the undiscounted market value of such interest as of September 30, 1995. Such increase totalled $2.5 million net of tax and was recorded directly as a separate component of stockholders' equity.

Investments classified by White River as investment securities include certain common shares, trust units, limited partnership interests and debt securities that are not restricted by contract or governmental statute or regulation as to resale and which have established fair market values. Investment securities as of December 31, 1997, include White River's interest in Cross Timbers common stock due to White River's demand registration rights relating to such securities, and White River's interest in NWA Partners, due to the lapsing of restrictions on the investments held by such partnership (prior to the lapsing of such restrictions, the investment was recorded in "other investments"). Prior to September 30, 1995, investment securities were carried at market value and changes in net unrealized gains and losses were included in net income. Effective September 30, 1995, investment securities continue to be carried at market value, however, changes in net unrealized gains and losses are reported net of tax as a separate component of stockholders' equity. During 1997, the restrictions on the sale of the underlying assets (marketable equity securities) in NWA Partners lapsed. Accordingly, at December 31, 1997, the Company has classified its investment in NWA Partners as an available for sale security and has recorded such investment at fair value ($41.4 million), resulting in an unrealized gain (net of tax) of $17.3 million. Prior to June 1997 (lapsing of restrictions), such investment was carried at adjusted cost (see Note 4).


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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following is a summary of activity in the allowance for doubtful accounts ($ in millions):

               January 1, 1995        $ 0.9
               Write-offs              (1.7)
               Provision                2.3
                                      -----
               December 31, 1995        1.5
               Write-offs              (3.4)
               Provisions               3.8
                                      -----
               December 31, 1996        1.9
               Write-offs              (2.7)
               Provisions               3.5
                                      -----
               December 31, 1997      $ 2.7
                                      =====

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

GOODWILL

Goodwill represents the excess of the acquisition cost of CCC, including liabilities assumed, over the fair value of the net assets acquired. Goodwill is amortized on a straight-line basis over its expected economic life of seven years. The original goodwill recorded in connection with the acquisition of CCC by White River has been adjusted to reflect subsequent changes in the cost of acquiring CCC and to reflect the reversal of certain deferred tax asset valuation allowances relating to CCC.

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

REVENUE RECOGNITION

Insurance-related services revenue, including vehicle valuation, claims management and other service revenues, are recognized as services are provided. During the years ended December 31, 1997 and 1996, and 1995, 66%, 69% and 70%, respectively, of total insurance-related services revenue were attributable to the insurance industry.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

INCENTIVE COMPENSATION

White River ratably recognizes expense relating to its long-term incentive and director compensation plans over the applicable service periods based upon projected future payments under these plans. For this purpose, such projected future payments are determined using the current end-of-period market price of the Common Stock.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs incurred by CCC, principally in connection with the design and development of software products, are expensed as incurred. Such expenses incurred by CCC of $5.5 million, $4.3 million and $3.5 million are reflected in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1996, and 1995, respectively.

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

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

EARNINGS PER SHARE

In December 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," and restated prior periods. Under this statement, primary and fully diluted EPS were replaced with basic and diluted EPS, respectively. In computing basic EPS, the dilutive effect of stock options and warrants are excluded.

The following table presents the computation of basic and diluted earnings per share:

-------------------------------------------------------------------------------------------------------------------
                                                                    1997                1996               1995
-------------------------------------------------------------------------------------------------------------------
Numerator:
  Net earnings available to common shareholders                $   6,728,000       $   3,745,000         15,410,000
Denominator:
  Denominator for basic earnings per share -
      weighted-average shares                                      4,874,756           4,881,190          5,237,348
Dilutive effect of performance-based
        compensation                                                 248,353             298,517            191,348
-------------------------------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share                     5,123,109           5,179,707          5,428,696
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                       $        1.38       $        0.77     $         2.94
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                     $        1.31       $        0.73     $         2.84
===================================================================================================================

ADOPTION OF ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". In addition to net income, comprehensive income includes items recorded directly to stockholders' equity, such as unrealized gains and losses on certain investments in equity, preferred stock accretion, preferred stock dividends and the income tax benefit related to the exercise of certain stock options. This statement establishes new standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Adoption of this standard will require an additional financial statement disclosure detailing the Company's comprehensive income.

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

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 3.   CCC

CCC IPO

During August 1996, CCC completed its IPO resulting in net proceeds of $72.1 million. Proceeds from the CCC IPO were used to repay certain bank debt and, as required by the terms of the CCC Preferred Stock, CCC used 50% of the net proceeds to redeem 87.4% of the outstanding shares of CCC Preferred Stock at stated value of $34.1 million, plus accrued dividends of $2.0 million. White River received principal of $32.8 million and dividends totaling $2.0 million as a result of the redemption of the CCC Preferred Stock.

As of December 31, 1997, White River held approximately 35% of the total outstanding shares of CCC Common Stock, all 630 shares of Series C Preferred Stock with an aggregate stated value of $0.6 million, 3,601 of the 3,785 shares of Series D Preferred Stock with an aggregate stated value of $3.8 million and all 500 shares of Series E Preferred Stock with an aggregate stated value of $0.5 million, which together with the shares of CCC Common Stock held by White River, continue to provide White River with a majority of the voting power associated with CCC's total outstanding voting stock. Since White River retained in excess of 50% of the voting rights of CCC, and in view of White River's representation on the CCC Board, White River continues to consolidate the accounts of CCC.

In connection with the execution of the 1994 CCC Reorganization Agreement, White River, CCC and certain identified stockholders of CCC executed a stockholders' agreement dated as of June 16, 1994 (the "CCC Stockholders' Agreement"), which, among other things, addresses the corporate governance of CCC and certain other matters relating to the conduct of its business. The CCC Stockholders' Agreement provides that CCC's board of directors (the "CCC Board") will consist of seven members, two of whom will be designated by White River until such time as all of the shares of CCC Preferred Stock have been redeemed and two of whom will be nominated by White River, subject to CCC's approval (which will not be unreasonably withheld), until the earlier of: (i) an initial public offering of CCC Common Stock, or (ii) redemption of all of the shares of the CCC Preferred Stock. After the CCC IPO, White River's designees to the CCC Board continue to be the Chairman of the board of directors of White River (the "White River Board") and an additional director of White River, and White River continues to provide two additional nominees.

White River and CCC executed an agreement dated as of June 16, 1994, pursuant to which CCC agreed to issue to White River 500 shares of CCC Series E Cumulative Redeemable Preferred Stock, stated value $1,000 per share (the "Series E Preferred Stock"), in exchange for 500 shares of Series D Preferred Stock. The issuance of the Series E Preferred Stock would occur only in the event that the number of shares of CCC Common Stock owned by White River represented less than a majority of the total issued and outstanding shares of CCC Common Stock. When issued, the Series E Preferred Stock would represent up to a maximum of 51% of the voting power of CCC when combined with the total shares of CCC Common Stock already owned by White River. Immediately following the CCC IPO, White River exchanged 500 shares of Series D Preferred Stock for the Series E Preferred Stock.


The CCC Preferred Stock is subject to mandatory redemption by CCC five years from the date of issuance (June 16, 1994) and is subject to earlier redemption, in full or in part, upon the occurrence of certain events, including a sale of CCC or public offerings of CCC Common Stock. During August 1996, CCC completed the initial public offering of 6.9 million newly issued shares of CCC Common Stock, representing approximately 29% of the resulting total outstanding CCC Common Stock (the "CCC IPO"). The CCC Preferred Stock accrued cumulative dividends at a rate of 2.75% per annum through the CCC IPO. Upon the CCC IPO, CCC made the required redemption in accordance with the terms of the CCC Preferred Stock, and, in accordance with such terms, dividends from the date of the CCC IPO through June 1998 are eliminated. Thereafter, dividends will accrue at the rate of 8% per annum and will be paid quarterly until such time as the CCC Preferred Stock is redeemed.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

The Series E Preferred Stock will be redeemed by CCC in proportion to any redemption of the CCC Preferred Stock, and is also subject to the same mandatory redemption date of June 16, 1999. In accordance with the terms of the Series E Preferred Stock, dividends through June 1998 are eliminated. Thereafter, dividends will accrue at the rate of 8% per annum and will be paid quarterly until such time as the Series E Preferred Stock is redeemed.

Pursuant to the terms of the Certificate of Designations for Series E Preferred Stock, the voting power of the outstanding shares of Series E Preferred Stock is reduced according to a formula to the extent that outstanding shares of Series E Preferred Stock are either redeemed by CCC or no longer owned by White River and its affiliates. If White River and its affiliates were to continue to hold 35.0% of the outstanding shares of CCC's Common Stock, the Series E Preferred Stock voting power combined with the voting power of the CCC Common Stock held by White River would be less than a majority when 353 (or 70.6%) of the 500 shares of Series E Preferred Stock had been so redeemed or are no longer so owned. The outstanding shares of Series E Preferred Stock are redeemable pro rata with the outstanding shares of Series C and Series D Preferred Stock and other parity stock, if any.



CCC STOCK OPTION PLAN

CCC sponsors a nonqualified stock option plan (the "CCC Stock Option Plan") pursuant to which the compensation committee (the "CCC Committee") of the CCC Board may grant options with an exercise price not less than the greater of $1.375 or the fair market value of the CCC Common Stock at the date of grant (the "CCC Stock Options"). CCC Stock Options will generally be exercisable within 5 years from the date of grant, subject to vesting schedules determined at the discretion of the CCC Committee. In general, the outstanding CCC Stock Options vest over 4 years. In accordance with the CCC Reorganization Agreement, the total number of CCC Stock Options issuable under the CCC Stock Option Plan were limited to 2,956,040. CCC's Board of Directors has approved a new stock option plan that provides for the granting to employees of up to 675,800 new options to purchase CCC common stock. The proforma effects upon reported net income assuming CCC had adopted the fair value based model of accounting for stock options were insignificant.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


As of December 31, 1997, 1,935,603 CCC Stock Options remained outstanding at a weighted average exercise price of $7.11 per option, and a weighted average remaining contractual life of 3.18 years. Based upon the number of shares of CCC Common Stock held by White River as of December 31, 1997, if all of the outstanding CCC Stock Options were exercised, White River would own approximately 32% of the then total outstanding shares of CCC Common Stock on a pro forma basis. However, as long as all of the shares of the Series E Preferred Stock are outstanding, White River would continue to have 51% of the vote associated with the total CCC voting stock outstanding.

NOTE 4. INVESTMENTS

Investment securities as of December 31, 1997 and 1996, consisted of the following:

---------------------------------------------------------------------------------------------------------------------
                                                                           1997                        1996
                                                                 -----------------------      ---------------------
                                                                   Adjusted     Carrying       Adjusted    Carrying
In thousands                                                           Cost        Value           Cost       Value
-------------------------------------------------------------------------------------------------------------------
Cross Timbers Oil Company; common stock                         $    30,780    $  89,777      $  31,037   $  60,803
United States Treasury Bills                                         30,363       30,363          9,058       9,058
Other                                                                 2,797        2,548          2,797       2,838
                                                                ------------------------      ---------------------
  Total investment securities - current                              63,940      122,688         42,892      72,699
                                                                ------------------------      ---------------------
Richard C. Blum & Associates - NWA
  Partners, L.P.; limited partnership interest                       14,855       41,434           -           -
                                                                ------------------------      ---------------------
  Total investment securities - noncurrent                           14,855       41,434           -           -
                                                                ------------------------      ---------------------
  Total investment securities                                   $    78,795    $ 164,122      $  42,892   $  72,699
===================================================================================================================

Other investments as of December 31, 1997 and 1996, consisted of the following:

-------------------------------------------------------------------------------------------------------------------
                                                                           1997                        1996
                                                                  ----------------------      ---------------------
                                                                   Adjusted     Carrying       Adjusted    Carrying
In thousands                                                           Cost        Value           Cost       Value
-------------------------------------------------------------------------------------------------------------------
Richard C. Blum & Associates - NWA Partners, L.P.;
   limited partnership interest                                   $      --     $     --      $  21,848   $  21,848

McFarland Energy, Inc.; common stock                                     --           --          4,295       4,295
Other                                                                   276          276            277         277
                                                                  ----------------------      ---------------------
   Total other investments                                        $     276     $    276      $  26,420   $  26,420
===================================================================================================================

See Note 2 for a discussion of the investment in Richard C. Blum and Associates
- NWA Partners, L.P.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


Investment income for the years ended December 31, 1997, 1996 and 1995, consisted of the following:

-------------------------------------------------------------------------------------------------------------------
                                                                             Year Ended December 31,
                                                             ------------------------------------------------------
In thousands                                                      1997                   1996                  1995
-------------------------------------------------------------------------------------------------------------------
Interest income                                              $  10,570               $  8,160              $  6,814
Dividend, royalty trust and equity income                          792                    824                 1,462
                                                             ---------               --------              --------
  Total investment income                                    $  11,362               $  8,984              $  8,276
===================================================================================================================

The investment securities contained unrealized gains of $85.3 million and $29.8 million at December 31, 1997 and 1996, respectively. At December 31, 1995, the components of net unrealized gains and losses in the investment securities portfolio consisted of unrealized gains of $12.9 million and unrealized losses of $0.1 million.

Pretax net realized investment gains relating to the investment securities portfolio were $27.5 million and $16.2 million during 1997 and 1996, respectively. During the period September 30, 1995, through December 31,
1995, pretax net realized investment losses relating to the investment securities portfolio of $0.1 million consisted of realized gains of $0.8 million and realized losses of $0.9 million.

During 1995, certain securities with an aggregate carrying value of $90.0 million were transferred to Fund American as repayment of the outstanding principal balance due under White River's credit agreement with Fund American (the "Credit Agreement"). See Note 7 for further discussion.

NOTE 5. PURCHASED SOFTWARE AND EQUIPMENT

Purchased software and equipment as of December 31, 1997 and 1996, consisted of the following:

-------------------------------------------------------------------------------------------------------------------
In thousands                                                                     1997                          1996
-------------------------------------------------------------------------------------------------------------------
Purchased software, licenses and databases                                $    31,052                   $    29,585
Computer equipment                                                             27,934                        22,866
Furniture and other equipment                                                   5,720                         2,889
Leasehold improvements                                                            620                           219
                                                                          -----------                   -----------
  Total cost                                                                   65,326                        55,559
Less accumulated depreciation and amortization                               (46,895)                      (35,081)
                                                                          -----------                   -----------
  Total purchased software and equipment, net                             $    18,431                   $    20,478
===================================================================================================================

Purchased software, licenses and databases includes software with an original cost of $31.9 million acquired by White River through the acquisition of CCC, as well as software purchased from third-parties and used during development of software products or for other internal operational activities. Accumulated amortization

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


of purchased software, licenses and databases totalled $24.0 million and $17.9 million as of December 31, 1997 and 1996, respectively.

Computer equipment, net of accumulated depreciation, on lease to customers under operating leases of $2.4 million and $3.6 million, is included in purchased software and equipment as of December 31, 1997 and 1996, respectively. Future minimum lease payments under noncancellable customer leases aggregate approximately $1.0 million in 1998.

Furniture and other equipment includes equipment under capital leases as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,
                                                                           ----------------------------------------
In thousands                                                                     1997                          1996
-------------------------------------------------------------------------------------------------------------------
Capital leases                                                            $       574                   $       574
Less accumulated depreciation                                                    (474)                         (357)
                                                                           ----------                    ----------
  Total, net                                                              $       100                   $       217
===================================================================================================================

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 1997 and 1996, consisted of the following:

-------------------------------------------------------------------------------------------------------------------
In thousands                                                                     1997                          1996
-------------------------------------------------------------------------------------------------------------------
Accounts payable                                                            $   7,434                     $   6,760
Accrued compensation                                                            7,479                         5,092
Income taxes payable                                                            2,712                         4,097
Accrued professional fees                                                       2,725                         1,484
Accrued sales tax                                                               1,237                         1,283
Accrued commissions                                                             1,521                         1,162
Other                                                                           1,026                         1,456
                                                                             --------                      --------
Total accounts payable and accrued expenses                                 $  24,134                     $  21,334
===================================================================================================================

NOTE 7.    NOTES PAYABLE AND OTHER DEBT

Notes payable and other debt as of December 31, 1997 and 1996, consisted of the following:

-------------------------------------------------------------------------------------------------------------------
In thousands                                                                     1997                          1996
-------------------------------------------------------------------------------------------------------------------
CCC:
   Equipment financing and capital lease obligations                        $     111                     $     231
   CCC term loan                                                                   --                            --
   CCC revolving credit facility                                                   --                            --
                                                                             --------                      --------
     Total                                                                        111                           231
Less current portion of notes payable and other debt                             (111)                         (120)
                                                                             --------                      --------
Total notes payable and other debt                                          $      --                     $     111
===================================================================================================================

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


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

During 1995, and in accordance with the terms of the Credit Agreement, White River repaid the principal balance of both the Term Loan and the Revolver, and received an additional $14 million in cash from Fund American, by transferring certain securities to Fund American with a carrying value of $93 million and a fair value of $104 million. Accordingly, management accounted for the transaction as retirement of debt with no corresponding gain or loss, and the remaining $11 million was recognized as realized investment gains. Interest expense relating to balances due under the Credit Agreement totalled $3.1 million for the year ended December 31, 1995.

CCC

In August 1996, CCC negotiated a credit facility with a commercial bank to replace its prior bank credit facility. The current bank facility provides CCC with the ability to borrow up to $20 million under a revolving line of credit for general corporate purposes. The interest rate under the current bank facility is the London Interbank Offering Rate plus 1.5% per annum or the prime rate in effect from time to time, as selected by CCC. When borrowings are outstanding, interest payments are made monthly. There were no borrowings under the current bank credit facility during 1997. CCC pays a commitment fee of 0.25% per annum on any unused portion of the current bank credit facility. The current bank credit facility terminates on October 1, 2001.

Under the current bank credit facility, CCC is, with certain exceptions, prohibited from making certain sales or transfers of assets, incurring nonpermitted indebtedness or encumbrances, and redeeming or repurchasing its capital stock, among other restrictions. In addition, the current bank facility requires CCC to maintain certain levels of operating cash flow and debt coverage, and limits CCC's ability to make capital expenditures and investments and declare dividends.

CCC's prior bank facility consisted of a term loan and revolving credit facility. The annual average interest rate in effect during the years ended December 31, 1996 and 1995, for the term loan and revolving credit facility was 8.7% and 8.7%, and 9.2% and 9.0%, respectively.

White River has not made any formal or informal commitment to make additional investments in or advances to CCC and is not a direct or indirect guarantor of any CCC indebtedness.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 8.    INCOME TAXES

White River and CCC file separate consolidated Federal income tax returns. The components of the Company's income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995, follow:

-------------------------------------------------------------------------------------------------------------------
In thousands                                                        1997                  1996                 1995
-------------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                    $    10,919          $     16,629         $       (948)
  State                                                            2,202                 1,034                 (121)
  International                                                      (31)                    1                  (24)
                                                              ----------           -----------          -----------
    Total current income tax expense (benefit)                    13,090                17,664               (1,093)
                                                              ----------           -----------          -----------

Deferred:
  Federal                                                          2,641                (2,895)               9,011
  State                                                             (121)                 (463)                  (9)
                                                              ----------           -----------          -----------
    Total deferred income tax expense (benefit)                    2,520                (3,358)               9,002
                                                              ----------           -----------          -----------

    Total income tax expense                                 $    15,610          $     14,306         $      7,909
===================================================================================================================

During the years ended December 31, 1997 and 1996, the following deferred income tax provisions were recorded directly to stockholders' equity:

-------------------------------------------------------------------------------------------------------------------
In thousands                                                                              1997                 1996
-------------------------------------------------------------------------------------------------------------------
Change in net unrealized investment gains                                         $     19,434          $     5,944
Effects of the CCC IPO                                                            $         --          $     4,869
===================================================================================================================

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


A reconciliation of the income tax expense for the years ended December 31, 1997, 1996 and 1995, calculated using the Federal statutory tax rate, to the Company's income tax expense for such periods follows:

-------------------------------------------------------------------------------------------------------------------
                                                                         Year Ended December 31,
                                                      -------------------------------------------------------------
In thousands                                                1997                 1996                  1995
-------------------------------------------------------------------------------------------------------------------
Income tax expense at statutory rate                 $   7,984   35.0%    $   6,810  35.0%     $    8,366  35.0  %
Differences in income taxes resulting from:
  Net earnings relating to CCC                           5,539   24.3         4,855  25.0           1,140   4.8
  State taxes, net of Federal benefit and before
    valuation reserve                                    1,352    5.9         2,426  12.5             105   0.4
  Amortization of goodwill                               1,845    8.1         1,815   9.3           2,168   9.1
  Dividends received deduction                            (292)  (1.3)         (202) (1.0)           (358) (1.5)
  Adjustment to tax basis in certain investments            --     --            --    --          (2,450)(10.3)
  Prior year taxes                                        (804)  (3.5)           --    --              --    --
  Other, net                                               (23)  (0.1)         (390) (2.0)            198   0.8
  Change in valuation allowance                              9     --        (1,008) (5.2)         (1,260) (5.2)
                                                      ---------------      --------------       ---------------
Income tax expense (benefit)                         $  15,610   68.4%    $  14,306  73.6%     $    7,909  33.1  %
==================================================================================================================

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1997 and 1996, measured using the Federal statutory tax rate, are as follows:

-------------------------------------------------------------------------------------------------------------------
In thousands                                                                         1997                      1996
-------------------------------------------------------------------------------------------------------------------
White River:
Deferred income tax assets related to:
  Employee and director compensation accruals                                  $    2,099               $     6,023
  Other                                                                               179                       140
                                                                                ---------                ----------
     Deferred income tax asset                                                      2,278                     6,163
                                                                                ---------                ----------
Deferred income tax liabilities related to:
  Certain investments                                                             (34,121)                  (17,442)
  Unrealized gains and undistributed earnings relating to CCC                     (10,201)                   (6,128)
  Purchased software                                                               (2,420)                   (4,248)
  Investment in CCC Preferred Stock                                                  (212)                     (212)
                                                                                ---------                ----------
     Deferred income tax liability                                                (46,954)                  (28,030)
                                                                                ---------                ----------
       Net deferred income tax liability                                       $  (44,676)              $   (21,867)
===================================================================================================================
Deferred income tax assets related to:
CCC:
  Deferred revenue                                                             $    1,993               $     1,893
  Rent                                                                              1,474                     1,363
  Depreciation and amortization                                                     1,330                       997
  Bad debt expense                                                                  1,064                       759
  Capital loss carry forward                                                          293                       284
  Compensation accruals                                                               281                       247
  Long-term receivable                                                                143                       145
  Lease termination                                                                    --                        48
  Net operating loss carry forwards                                                    --                        18
  Other, net                                                                          952                       940
  Valuation allowance                                                                (293)                     (284)
                                                                                ---------                ----------
     Net deferred income tax asset                                             $    7,237               $     6,410

Other                                                                                  27                         --
                                                                                ---------                ----------
Net deferred income tax asset                                                  $    7,264               $     6,410
===================================================================================================================

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 9.   RETIREMENT PLANS

White River has established two non-qualified plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), for the purpose of providing deferred compensation benefits for certain management employees. The White River Voluntary Deferred Compensation Plan (the "Deferred Compensation Plan") and the White River Deferred Benefit Plan (together with the Deferred Compensation Plan, the "Retirement Plans") both became effective on December 31, 1993. The Retirement Plans are unfunded and the employees' right to receive future payments thereunder represent an unsecured claim against the general assets of White River. No assets of White River shall in any way be held in trust for, or be subject to, any claim by a participant or his beneficiary under the Retirement Plans. In the event that a change in control, as defined by the Retirement Plans, occurs, the provisions of these plans require the White River Board to cause the creation and funding by White River of a trust with cash payments, shares of Common Stock, or a combination thereof sufficient to cover the value of existing plan balances. The assets of such trust shall at all times be subject to the claims of the general creditors of White River. The recorded liabilities related to the Retirement Plans totalled $0.8 million and $12.5 million as of December 31, 1997 and 1996, respectively. The Retirement Plans were terminated effective as of December 30, 1997, pursuant to the Merger Agreement. In connection with the termination of the Retirement Plans, White River made certain payments to plan participants in 1997 totalling $24.7 million, using the available cash resources of White River. Benefit payments under such plans were nominal in 1996.

NOTE 10.  INCENTIVE COMPENSATION PLANS

The White River 1993 Incentive Compensation Plan (the "Incentive Plan") is a non-qualified plan under ERISA and provides for granting to officers and key employees of White River and its participating subsidiaries various types of incentive awards including non-qualified and incentive stock options ("Stock Options"), stock appreciation rights ("SARs"), and performance units ("Performance Units"). The Compensation Committee is responsible for the general administration of the Incentive Plan. As of December 31, 1997, no Stock Options or SARs have been awarded pursuant to the Incentive Plan.

Performance Units are conditional grants of a specified maximum number of shares of Common Stock or equivalent amount of cash, payable at the end of a specified period, subject to the achievement of specific financial goals and measures of individual performance, as determined by the Compensation Committee. The financial goal for full payment of Performance Units is a 15% average annual return on stockholders' equity ("ROE") measured as the change in book value per common and common equivalent share (as adjusted for dividends paid, stock splits and other adjustments necessary to reflect true economic value) over the applicable performance period (the "Performance Target"). At an average ROE of 15% or above, Performance Units will become fully payable. At an average ROE of less than 15%, the percentage of Performance Units paid will be determined by the Compensation Committee and may result in no payout at all.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

A summary of Performance Unit award activity follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                                          Number of
                                                                                                  Performance Units
-------------------------------------------------------------------------------------------------------------------
Outstanding as of December 31, 1994                                                                         259,526
  Canceled                                                                                                 (16,532)
                                                                                                        -----------
Outstanding as of December 31, 1995                                                                         242,994
  Paid                                                                                                    (242,994)
  Awarded                                                                                                    94,500
                                                                                                        -----------
Outstanding as of December 31, 1996                                                                          94,500
  Canceled                                                                                                 (14,000)
  Awarded                                                                                                     7,500
                                                                                                        -----------
Outstanding as of December 31, 1997                                                                          88,000
===================================================================================================================

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

All Performance Units outstanding as of December 31, 1997 expire on September 23, 1999. Compensation and benefits expense for the years ended December 31, 1997, 1996, and 1995, includes $2.5 million, $8.6 million, and $3.5 million, respectively, relating to outstanding Performance Units.

As of December 31, 1997, approximately 9,000 shares of Common Stock remained available for future awards under the Incentive Plan.

NOTE 11.  COMPENSATION OF DIRECTORS

Effective upon the Distribution, White River provided non-employee directors (the "Eligible Directors") with an aggregate grant of 64,865 performance units (the "Director Performance Units") in lieu of an annual retainer and meeting attendance fees. Effective December 31, 1996, all units under such plan were earned.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

During September 1996, The White River Board granted a new award of Director Performance Units to Eligible Directors totaling 35,000 units. This new grant of Director Performance Units will become vested on September 23, 1999, contingent upon the attainment of the Performance Target during the three-year period then ended. Other operating expenses for the years ended December 31, 1997, 1996, and 1995, includes $1.0 million, $2.0 million, and $1.0 million, respectively, relating to the Director Performance Units.

Effective August 8, 1996, the White River Board adopted the White River Directors' Deferred Compensation Plan (the "Directors Plan"). The Directors Plan allows Eligible Directors to defer receipt of Directors' compensation. Effective June 30, 1997, the 64,865 Director Performance Units were transferred by the recipients into the Directors Plan. The Directors Plan will be unfunded and the directors' right to receive future benefits thereunder will represent an unsecured claim against the general assets of White River. The Directors' Deferred Compensation Plan was terminated effective as of December 30, 1997, pursuant to the Merger Agreement. In connection with the termination of the Directors' Plan at year end 1997, White River made certain payments to Plan Participants in 1997 totalling $5.2 million.

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

As more fully discussed in Note 13, the White River Board has designated and authorized for issuance 50,000 shares of Series B, Participating Cumulative Preferred Stock (the "Participating Preferred Stock").

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


NOTE 13.  SHAREHOLDERS' RIGHTS PLAN

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

Once a Triggering Event has occurred, the Rights would trade separately from shares of Common Stock and separate certificates representing the Rights would be issued. The Rights will expire ten years after their issuance and will be redeemable earlier by White River at a price of $0.01 per Right at any time until White River learns of the existence of an Acquiring Person. Under certain circumstances, the White River Board will be able to redeem the Rights if a majority of the "disinterested directors", as defined by the Rights Plan, agrees that the redemption is in the best interests of White River and its stockholders. White River will reserve 50,000 of its authorized preferred shares as Participating Preferred Stock for issuance under the terms of the Rights Plan.

In connection with the pending merger, White River amended its shareholders' rights plan to provide, among other things, that the exercisability of rights would not be triggered by the merger agreement and that the rights would expire immediately prior to the consummation of the merger. Accordingly, if the merger is consummated, the rights will not be redeemed and no payment will be made to stockholders in respect of their rights.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996, were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                         1997                         1996
                                                                ----------------------       ----------------------
                                                                 Carrying         Fair       Carrying          Fair
In thousands                                                        Value        Value          Value         Value
-------------------------------------------------------------------------------------------------------------------
Financial assets:
  Cash and cash equivalents                                    $  190,515   $  190,515      $ 188,365    $  188,365
  Investment securities -- current                                122,688      122,688         72,699        72,699
  Accounts receivable, net                                         19,617       19,617         10,661        10,661
  Investment securities - noncurrent                               41,434       41,434             --            --
  Other investments                                                   276          276         26,420        39,813
  Other financial assets                                              457          457            403           403
-------------------------------------------------------------------------------------------------------------------
Financial liabilities:
  Total notes payable and other debt                           $      111   $      111      $     234    $      234
  Total contract funding                                               --           --            123           123
  Other financial liabilities                                      23,979       23,979         20,513        20,513
  Redeemable preferred stock                                        7,189        6,943          7,175         6,948
===================================================================================================================

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

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 15.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

As of December 31, 1997, Fund American held 1.0 million shares, or 20.8% of the total outstanding shares of Common Stock. Also, as of December 31, 1997, Fund American's Chairman claimed beneficial ownership of 0.8 million shares, or 17.1% of the total outstanding shares of Common Stock. During 1995, White River repurchased 100,000 shares of Common Stock from Fund American's Chairman at an aggregate purchase price of $3.4 million. The Chairman of the White River Board is also a director of Fund American.

As more fully discussed in Note 7, White River executed the Credit Agreement with Fund American, and during 1995 repaid balances totaling $90.0 million by transferring certain securities to Fund American, resulting in pretax net investment gains of $11.0 million. Interest expense relating to balances due under the Credit Agreement totalled $3.1 million for the year ended December 31, 1995.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

The Company leases facilities, computers, telecommunications and office equipment under the terms of noncancellable operating lease agreements which expire at various dates through 2008. At December 31, 1997, future minimum lease payments were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                                     Future Minimum
In thousands                                                                                         Lease Payments
-------------------------------------------------------------------------------------------------------------------
Payments due in:
  1998                                                                                                   $    4,330
  1999                                                                                                        4,704
  2000                                                                                                        3,304
  2001                                                                                                        2,249
  2002                                                                                                        2,182
  Thereafter                                                                                                 14,428
                                                                                                          ---------
    Total                                                                                                $   31,197
===================================================================================================================

Operating lease expense was $3.9 million, $3.4 million, $3.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

CCC entered into a contract with Faneuil, a former subsidiary, under which Faneuil is to provide certain computer services to CCC through June 1999. The contract provides that CCC make minimum payments to Faneuil through June 1997, and contains an option under which CCC can elect to extend the contract for certain services through June 1999. For the years ended December 31, 1997 and 1996 and 1995, charges from Faneuil to CCC for computer services have totalled $3.1 million, $3.6 million and $3.2 million, respectively.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 17.  LEGAL PROCEEDINGS

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

NOTE 18.  SUBSEQUENT EVENTS

On February 10, 1998, CCC signed an agreement with InsurQuote Systems, Inc. ("Insur-Quote") and invested $20 million to acquire 333,750 shares of common stock (Or 19.9% of the common stock), an $8.9 million subordinated note, and shares of Series C redeemable convertible preferred stock, and Series D convertible preferred stock. The subordinated note, which bears interest at 7.5%, carries warrants to acquire additional shares of common stock and is exercisable by CCC through February 10, 2008, subject to potential early termination provisions. The Series C stock is redeemable in full at the end of five years, or earlier under certain conditions, if not converted prior to that time. Each share of Series C and D preferred stock is initially convertible into one share of common stock at the option of CCC.

InsurQuote is a provider of insurance rating information and the software tools used to manage that information. Its range of products is primarily focused towards insurance companies, insurance agents, and the related consumer market.

Under the terms of the investment agreement and at InsurQuote's request, CCC has the opportunity to purchase additional shares of Series C Preferred Stock after January 1, 1999. Furthermore, the investment agreement provides that at any time after July 1, 2000 and until as late as July 1, 2010, under certain conditions, CCC has the option to purchase sufficient shares of InsurQuote's common stock at the

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


then fair market value to increase CCC's voting interest to at least 51%. This right may be terminated or be converted to a fixed number of shares subject to a warrant with a strike price equal to 120% of a public offering price, if not exercised earlier in connection with a sale of InsurQuote or on an initial public offering of InsurQuote's common stock. If this right is exercised, Series E Preferred Stock carrying super voting rights will be issued to the Company. The transaction has an "earn out" component measured on June 30, 2000, that may have the effect of decreasing the percentage ownership of the Company or requiring an increasing in the investment by the Company.

NOTE 19.      INFORMATION ON BUSINESS SEGMENTS

Information on business segments as of and for the years ended December 31, 1997, 1996 and 1995, follows:

---------------------------------------------------------------------------------      --------------------------------------
                                                              1997                                        1996
                                              -----------------------------------      --------------------------------------
                                             Insurance-                                Insurance-
                                                related  Investment                       related   Investment
                                               Services  Operations  Consolidated        Services   Operations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Revenues                                       $159,106    $ 20,804      $179,910         130,977       14,421        145,398
Operating expenses:
  Compensation and benefits and
    other operating expenses                    124,114      33,042       157,156         102,942       18,218        121,160
  Depreciation and amortization (a)              16,932         267        17,199          17,370           29         17,399
                                                -------     -------       -------         -------      -------       --------
      Total operating expenses                 $141,046      33,309       174,355         120,312       18,247        138,559
                                                -------     -------       -------         -------      -------       --------
      Operating income (loss)                   $18,060    $(12,505)     $  5,555          10,665       (3,826)         6,839
                                                =======     =======       =======         =======      =======       ========

Statement of Financial Condition Data:
Identifiable assets (b)                        $ 98,972    $301,582      $400,554          82,895      271,617        354,512
Capital expenditures                           $  8,051    $  1,725      $  9,776           6,909           --          6,909
=============================================================================================================================

                                                        ---------------------------------------
                                                                           1995
                                                        ---------------------------------------
                                                        Insurance-
                                                           related   Investment
                                                          Services    Operation   Consolidated
----------------------------------------------------------------------------------------------
Statement of Operations Data:
Revenues                                                 $ 115,519     $  8,276      $ 123,795
Operating expenses:
  Compensation and benefits and
   other operating expenses                                99,215         7,631        106,846
  Depreciation and amortization                            20,336            28         20,364
                                                          -------       -------       --------
    Total operating expenses (a)                          119,551         7,659        127,210
                                                          -------       -------       --------
    Operating income (loss)                              $ (4,032)     $    617      $  (3,415)
                                                          =======       =======       ========

Statement of Financial Condition Data:
Identifiable assets (b)                                  $ 84,973      $211,782      $ 296,755
Capital expenditures                                     $  3,891 $          --      $   3,891
==============================================================================================

(a) Insurance-related services' depreciation and amortization expense includes amortization of goodwill and purchased software relating to the acquisition of CCC by White River of $10.5 million, $12.1 million and $14.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

(b) Insurance-related services' identifiable assets include goodwill of $18.5 million, $23.7 million and $34.8 million and purchased software of $6.9 million, $12.1 million and $19.0 million relating to the acquisition of CCC by White River as of December 31, 1997, 1996 and 1995, respectively.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


NOTE 20.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for 1997 and 1996 is shown in the following table. Such data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for such interim periods.

-------------------------------------------------------------------------------------------------------------------
                                                   1997                                      1996
                                 ----------------------------------------   ---------------------------------------
In thousands,                       First    Second      Third    Fourth      First    Second      Third     Fourth
  except per share amounts        Quarter   Quarter    Quarter   Quarter    Quarter   Quarter    Quarter    Quarter
-------------------------------------------------------------------------------------------------------------------
Revenues                        $  40,898 $  42,799  $  45,852  $  50,361 $  33,338 $  33,892  $  38,115  $ 40,053
Operating expenses                 40,675    38,769     38,518     56,393    31,070    33,765     40,337    33,387
                                 ----------------------------------------  ---------------------------------------
    Operating income (loss)           223     4,030      7,334     (6,032)    2,268       127     (2,222)    6,666
                                 ----------------------------------------  ---------------------------------------
Net investment gains                  669       505      6,966     19,352        --       996     15,148         6
Interest expense                       37        35         34         65     1,032       950        526        54
Minority interest                   2,111     2,443      2,532      2,979                           (335)    1,306
                                 ---------------------------------------------------------------------------------
Pretax income (loss)               (1,256)    2,057     11,734     10,276     1,236       173     12,735     5,312
Income tax expense                  1,248     2,353      6,179      5,830     2,744     2,869      7,866       827
                                 ----------------------------------------  ---------------------------------------
Income (loss) before
   extraordinary item              (2,504)     (296)     5,555      4,446    (1,508)   (2,696)     4,869     4,485
Extraordinary loss on early
  retirement of debt, net of
  income taxes                         --        --         --         --        --        --        678        --
                                 ----------------------------------------  ---------------------------------------
Net income (loss)                  (2,504)     (296)     5,555      4,446    (1,508)   (2,696)     4,191     4,485
Dividend and accretion on
 redeemable preferred stock           118       118        118        119       149       147        309       122
                                 ----------------------------------------  ---------------------------------------
Net income (loss) applicable
  to common stock               $  (2,622)$    (414) $   5,437  $   4,327 $  (1,657)$  (2,843) $   3,882  $  4,363

Earnings (loss) per common share:
Basic:
 Income(loss) before
  extraordinary item            $   (0.54)$   (0.08) $    1.12  $    0.89 $   (0.34)$   (0.58) $    0.94  $   0.90
  Net income (loss)             $   (0.54)$   (0.08) $    1.12  $    0.89 $   (0.34)$   (0.58) $    0.80  $   0.90

Diluted:
  Income (loss) before
    extraordinary items         $   (0.54)$   (0.08) $    1.05  $    0.88 $   (0.34)$   (0.58) $    0.88  $   0.84
  Net income (loss)             $   (0.54)$   (0.08) $    1.05  $    0.88 $   (0.34)$   (0.58) $    0.75  $   0.84
==================================================================================================================

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


Gordon S. Macklin                          Michael E.B. Spicer
President and Chief Executive Officer      Chief Financial Officer,
                                           Treasurer and Corporate Secretary

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of White River Corporation


We have audited the accompanying consolidated statements of financial condition of White River Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CCC Information Services Group Inc., a subsidiary, as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997. The financial statements of CCC Information Services Group Inc. reflect approximately 23% and 13% of total assets as of December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for CCC Information Services Group Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of White River Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                          /S/ ERNST & YOUNG LLP



Stamford, Connecticut
April 6, 1998

                        REPORT OF PRICE WATERHOUSE LLP

To the Board of Directors and
Stockholders of CCC Information Services Group Inc.

We have audited the consolidated balance sheet of CCC Information Services Group Inc. (a subsidiary of White River Corporation) and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the three years in the period ended December 31, 1997 (not presented separately herein). These consolidated financial statements are the responsibility of CCC Information Services Group Inc's. management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of CCC Information Services Group Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flow for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Price Waterhouse LLP
Chicago, Illinois
January 21, 1998
Except as to Note 15 which
is as of February 10, 1998