Form 10-Q
period 1998-03-31
WHITE RIVER CORP
filed 1998-05-14
CIK 913338

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                           _________________________


                                   FORM 10-Q


        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      or

        [ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____


                       Commission File Number:  0-22604


                            WHITE RIVER CORPORATION
            (Exact name of registrant as specified in its charter)

       DELAWARE                                        93-1011071
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)

 TWO GANNETT DRIVE, SUITE 200,                            10604
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

As of May 13, 1998, 4,874,756 shares of White River Corporation common stock, par value $0.01 per share, were outstanding.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                           PAGE NO.
                                                                           --------
PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

          Consolidated Interim Statements of Financial Condition,
          March 31, 1998 (Unaudited), and December 31, 1997                       3

          Consolidated Interim Statements of Operations (Unaudited),
          Quarter Ended March 31, 1998, and 1997                                  4

          Consolidated Interim Statements of Cash Flows (Unaudited),
          Quarter Ended March 31, 1998, and 1997                                  5

          Notes to Consolidated Interim Financial Statements (Unaudited)          6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                     8


PART II.  OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS                                                      13

 ITEM 2.  CHANGES IN SECURITIES                                                  13

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                        13

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    13

 ITEM 5.  OTHER INFORMATION                                                      13

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       13

SIGNATURES                                                                       16

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CONSOLIDATED INTERIM STATEMENTS OF FINANCIAL CONDITION
----------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share amounts                                 March 31, 1998     Dec. 31, 1997
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                         (Unaudited)
Cash and cash equivalents                                                      $  196,465             $  190,515
Investment securities, at market value (adjusted cost:  $40,944 and $63,940)      118,783                122,688
Accounts receivable, less allowances of $2,769 and $2,661                          20,843                 19,617
Other current assets                                                                8,112                  7,091
                                                                               ----------             ----------
  Total current assets                                                            344,203                339,911
Investment securities, at market value (adjusted cost: $34,855 and $14,855)        72,338                 41,434
Goodwill, less accumulated amortization of $21,418 and $20,051                     17,492                 18,754
Purchased software and equipment, less accumulated amortization
    and depreciation of $51,458 and $46,895                                        21,299                 18,431
Deferred income tax asset                                                           7,162                  7,264
Other assets                                                                        1,363                  1,339
                                                                               ----------             ----------
  Total assets                                                                 $  463,857             $  427,133
================================================================================================================
LIABILITIES
Accounts payable and accrued expenses                                          $   25,851             $   24,134
Deferred revenues                                                                   5,810                  5,824
Current portion of notes payable and other debt                                        80                    111
Redeemable preferred stock                                                          7,000                  7,000
                                                                               ----------             ----------
  Total current liabilities                                                        38,741                 37,069
Deferred income tax liability                                                      54,894                 44,676
Other liabilities                                                                  11,595                 10,765
                                                                               ----------             ----------
  Total liabilities                                                               105,230                 92,510
                                                                               ----------             ----------
REDEEMABLE PREFERRED STOCK                                                            192                    189
                                                                               ----------             ----------
MINORITY INTEREST                                                                  38,203                 33,687
                                                                               ----------             ----------
STOCKHOLDERS' EQUITY

Series B, Participating Cumulative Preferred Stock - par value $1.00
  per share; 50,000 shares designated; none issued                                     --                     --
Common stock - par value $0.01 per share;
  62,500,000 shares authorized; 6,370,000 shares issued                                64                     64
Common paid-in surplus                                                            251,760                250,942
Retained earnings                                                                  42,336                 43,166
Accumulated other comprehensive income, net of tax                                 74,946                 55,449
Common stock in treasury, at cost (1,495,244 shares)                              (48,874)               (48,874)
                                                                               ----------             ----------
  Total stockholders' equity                                                      320,232                300,747
                                                                               ----------             ----------
  Total liabilities, redeemable preferred stock, minority interest
     and stockholders' equity                                                  $  463,857             $  427,133
================================================================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                                                                          Quarter Ended
In thousands,                                                                               March  31,
                                                                                    ----------------------
  except per share amounts                                                            1998          1997
----------------------------------------------------------------------------------------------------------
REVENUES
Insurance-related services                                                     $    44,692     $    36,777
Investment income                                                                    2,868           2,562
Other revenues                                                                       3,341           1,559
                                                                               -----------     -----------
  Total revenues                                                                    50,901          40,898
                                                                               -----------     -----------

OPERATING EXPENSES
Compensation and benefits                                                           20,248          19,103
Other operating expenses                                                            25,291          21,572
                                                                               -----------     -----------
  Total operating expenses                                                          45,539          40,675
                                                                               -----------     -----------
    OPERATING INCOME                                                                 5,362             223
                                                                               -----------     -----------

NET INVESTMENT GAINS                                                                    --             669
                                                                               -----------     -----------

OTHER EXPENSE
Interest expense                                                                        65              37
Minority interest                                                                    2,807           2,111
                                                                               -----------     -----------
  Total other expenses                                                               2,872           2,148
                                                                               -----------     -----------

PRETAX INCOME (LOSS)                                                                 2,490          (1,256)
Income tax expense                                                                   3,202           1,248
                                                                               -----------     -----------
NET (LOSS)                                                                            (712)         (2,504)
Dividends and accretion on redeemable preferred stock                                  118             118
                                                                               -----------     -----------
NET LOSS APPLICABLE TO COMMON SHARES                                           $      (830)    $    (2,622)
                                                                               ===========     ===========

BASIC AND DILUTED (LOSS) PER COMMON SHARE                                      $     (0.17)    $     (0.54)
WEIGHTED AVERAGE SHARES USED IN COMPUTING
  BASIC AND DILUTED (LOSS) PER COMMON SHARE                                      4,874,756       4,874,756
==========================================================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

           CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS(UNAUDITED)
-----------------------------------------------------------------------------------------------------

                                                                             Quarter Ended March 31,
                                                                         ----------------------------
In thousands                                                                  1998               1997
-----------------------------------------------------------------------------------------------------
NET (LOSS)                                                               $     (712)       $   (2,504)
ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
   AND CASH EQUIVALENTS PROVIDED FROM (USED FOR) OPERATIONS:
     Net investment gains                                                        --              (669)
     Amortization and depreciation of purchased software and equipment        4,653             2,811
     Amortization of goodwill                                                 1,367             1,317
     Minority interest                                                        2,807             2,111
     Contract funding revenue amortization                                       --               (96)
     Deferred income tax expense (benefit)                                     (293)           (2,115)
     Changes in:
       Other current assets and accounts receivable                          (2,247)           (2,090)
       Other liabilities                                                      2,539             4,898
       Deferred revenues                                                        (14)            3,337
       Accounts payable and accrued expenses                                  1,717               893
       Other, net                                                               274              (221)
                                                                         ----------        ----------
Net cash and cash equivalents provided from operations                       10,091             7,672
                                                                         ----------        ----------
CASH FLOWS PROVIDED FROM (USED FOR) INVESTING ACTIVITIES:
     Proceeds from sales of investment securities                            31,080             1,207
     Purchase of long term investment securities                            (20,000)               --
     Purchases of software and equipment                                     (7,557)           (1,825)
     Purchases of investment securities                                      (8,333)             (950)
                                                                         ----------        ----------
Net cash and cash equivalents used for investment activities                 (4,810)           (1,568)
                                                                         ----------        ----------
CASH FLOWS PROVIDED FROM (USED FOR) FINANCING ACTIVITIES:
     Proceeds from issuance of subsidiary stock                                 818               786
     Principal payments on notes payable and other debt                         (31)              (29)
     Dividends paid on redeemable preferred stock                              (118)             (118)
     Other, net                                                                  --                 5
                                                                         ----------        ----------
Net cash and cash equivalents provided from financing activities                669               644
                                                                         ----------        ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS DURING PERIOD                       5,950             6,748
Cash and cash equivalents balance at beginning of period                    190,515           188,365
                                                                         ----------        ----------
CASH AND CASH EQUIVALENTS BALANCE AT END OF PERIOD                       $  196,465        $  195,113
=====================================================================================================
Supplemental information:
     Income taxes paid                                                   $      773         $   1,101
     Interest paid                                                       $       34         $      17
=====================================================================================================

The accompanying notes are an integral part of these consolidated interim financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying consolidated interim financial statements include the accounts of White River Corporation (together with its wholly-owned subsidiaries, unless the context requires otherwise, "White River" or, together with all of its subsidiaries, the "Company") and its subsidiaries, including those of CCC Information Services Group, Inc. ("CCC"). The consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany balances have been eliminated in consolidation. The consolidated interim financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary by management to fairly present the financial condition, results of operations and cash flows of the Company. Notwithstanding the foregoing, these consolidated interim financial statements may not be indicative of financial results for the full year or for any other future period. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. Such consolidated interim financial statements should be read in conjunction with White River's 1997 Annual Report to Stockholders on Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE 2.  ADOPTION OF ACCOUNTING STANDARDS

As of January 1, 1998, the Company is required to adopt SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

During the first quarter of 1998, total comprehensive income amounted to $18.7 million. In the first quarter of 1997, total comprehensive income amounted to a loss of $3.1 million.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

The components of comprehensive income (loss), net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:

-----------------------------------------------------------------------------------------------------
                                                                            Quarter Ended March 31,
                                                                        -----------------------------
                                                                             1998               1997
                                                                        ----------         ----------
Net loss                                                                $     (830)        $   (2,622)
Unrealized gains on available for sale securities                           19,497               (436)
                                                                        ----------         ----------
Comprehensive income (loss)                                             $   18,667         $   (3,058)
=====================================================================================================

Accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 is comprised solely of unrealized gains on available for sale securities.

As of January 1, 1998, the Company is required to adopt SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Under the provisions of SFAS No. 131, the Company has elected to disclose segment information for its interim periods commencing with the filing of its 1998 Annual Report on Form 10-K.

NOTE 3.  INCOME TAXES

Income tax expense is based on income recognized for financial statement purposes and includes the effects of temporary differences between such income and that recognized for tax return purposes. For the quarter ended March 31, 1998, the Company recorded income tax expense of $3.2 million on pretax income of $2.5 million. For the quarter ended March 31, 1997, the Company recorded income tax expense of $1.2 million on a pretax loss of $1.3 million. The major components that caused the Company's effective tax rate to exceed the Federal statutory rate of 35% in both years are the amortization of goodwill, which is not deductible for tax purposes, and the undistributed earnings of CCC, for which the Company provides deferred taxes.

NOTE 4.  SUBSEQUENT EVENT

White River has entered into an Amended and Restated Agreement and Plan of Merger, dated as of December 11, 1997, as amended by Amendment Number 1 to the Amended and Restated Agreement and Plan of Merger, dated as of April 6, 1998, by and among certain affiliates of Harvard Private Group, Inc. ("Harvard Private Capital"), White River and White River Ventures, Inc., a wholly owned subsidiary of White River (as amended, the "Merger Agreement") pursuant to which, among other things, (i) an affiliate of Harvard Private Capital will merge with and into White River, with White River remaining as the surviving corporation (the "Merger"), (ii) each share of White River common stock, $.01 par value per share (other than treasury shares and shares with respect to which appraisal rights are perfected under the Delaware General Corporation Law), outstanding at the time of the Merger will be converted into the right to receive approximately $90.67 in cash, without interest and subject to adjustment under certain circumstances as described in the Merger Agreement and (iii) each share of Series A Non-Participating Cumulative Preferred Stock, par value $1.00 per share, will be converted into the right to receive the stated value of $1,000 per share plus any accrued and unpaid dividends until the effective time of the Merger. In addition, White River has agreed to pay Harvard Private

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


Capital a termination fee of $15 million, plus up to $1.5 million in reimbursable expenses, in the event that the Merger Agreement is terminated under certain circumstances.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION - AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

Book value per common equivalent share, as defined below, increased $4.12, or 6.7%, to $66.00 at March 31, 1998, from $61.88 at December 31, 1997. Such change reflects an increase of $4.00 per share related to the after tax increase in net unrealized investment gains, which were recorded directly to stockholders' equity as part of Accumulated Other Comprehensive Income.

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

As of March 31, 1998, the Company had consolidated cash and cash equivalents of $196.5 million, (which included $7.8 million related to the operations of CCC, Hanover, and JKRE), as compared to $190.5 million as of December 31, 1997. Substantially all of the cash and cash equivalent balances of $188.7 million held by White River as of March 31, 1998, other than those of CCC, Hanover and JKRE, were deposited with several major banking institutions in interest-bearing accounts with maturities of six days or less. As of March 31, 1998, such deposits earned a weighted average interest rate of 5.4% per annum.

Working capital (current assets less current liabilities) increased by $2.7 million to $305.5 million at March 31, 1998 from $302.8 million at December 31, 1997 primarily due to an increase in the Company's balances of cash and cash equivalents of $6.0 million, which was in part offset by a reduction in the Company's investment securities (in large part the result of the sale of certain of CCC's short-term investments in U.S. Treasury Bills and the subsequent purchase by CCC of long-term investments in U.S. Treasury Securities).

Capital expenditures were $7.6 million for the quarter ended March 31, 1998 compared to $1.8 million during the quarter ended March 31, 1997 primarily due to expansion of CCC's office space as well as expenditures related to CCC's new products.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS -- QUARTERS ENDED MARCH 31, 1998 AND 1997

The consolidated net loss applicable to common stock totalled $0.8 million for the quarter ended March 31, 1998, or $0.17 per diluted common share, as compared to a net loss of $2.6 million, or $0.54 per diluted common share for the quarter ended March 31, 1997.

Investment Operations

Under SFAS No. 115, changes in net unrealized investment gains and losses relating to White River's marketable equity securities and debt which are classified as available for sale are reported net of tax as a separate component of stockholders' equity (Accumulated Other Comprehensive Income) and, except for declines in value which are deemed to be other than temporary in nature, changes in net unrealized investment gains and losses relating to White River's other investments are not recognized until realized. Pretax net unrealized gains of $30.0 million were recorded directly to stockholders' equity as part of Accumulated Other Comprehensive Income during the quarter ended March 31, 1998, and pretax net investment losses of $0.7 million were recorded directly to stockholders' equity as part of Accumulated Other Comprehensive Income during the quarter ended March 31, 1997.

For the quarter ended March 31, 1998, pretax investment income totalled $2.9 million, including $2.6 million of interest income generated from the cash and cash equivalents balances held during the first quarter 1998. Pretax investment income totalled $2.6 million for the quarter ended March 31,1997, including $2.3 million of interest income generated from the cash and cash equivalent balances held during the first quarter 1997.

Proceeds from dispositions of investments during the quarters ended March 31, 1998 and March 31, 1997 were $31.1 million and $1.2 million, respectively. The increase in 1998 relates to CCC's dispositions of short-term investments in U.S. Treasury bills.

Insurance-Related Services

Revenues for the quarter ended March 31, 1998 of $44.7 million were $7.9 million, or 21.5%, higher than the same period in 1997. The increase in revenues was due primarily to higher revenues from workflow/collision estimating software licensing and valuation services. Workflow/collision estimating software revenue increased due to an increase in the number of units sold in both the autobody and insurance markets. Valuation services revenue increased due to higher transaction volume.

On a stand-alone basis, CCC reported net income before accretion and dividends on preferred stock of $4.4 million and $3.4 million for the quarters ended March 31, 1998 and March 31, 1997, respectively. White River's adjustment for the amortization of goodwill and purchased software related to the CCC acquisition, as well as the minority shareholders' interest in the earnings of CCC during these periods, reduced net income by $4.6 million and $4.0 million for the quarters ended March 31, 1998, and March 31, 1997, respectively.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES

Other Revenues - Consolidated

Other revenue of $3.3 million for the quarter ended March 31, 1998 consisted of Hanover Accessories, Inc. ("Hanover") sales of $2.8 million, and Just Kiddie Rides Enterprises, Inc. ("JKRE") sales of $0.5 million. The corresponding sales amount of $1.6 million for the same period in 1997 includes only the operations of Hanover, since JKRE was not established until November 1997.

Hanover generated $2.8 million in revenue from the sale of fashion accessories for the quarter ended March 31, 1998, with a net loss of $0.1 million. As of March 31, 1998, White River's investment in and advances to Hanover totalled $3.7 million. Hanover generated revenues of $1.6 million for the quarter ended March 31,1997, with a net loss of $0.2 million.

JKRE generated $0.5 million in revenue for the quarter ended March 31, 1998, with a net loss of $0.2 million. As of March 31, 1998, White Rivers investment in and advances to JKRE totalled $2.1 million.

Operating Expenses

For the quarter ended March 31, 1998, compensation and benefits expense totaled $20.2 million, as compared to $19.1 million for the same period in 1997. The first quarter 1998 increase is entirely the result of an increase in CCC's compensation and benefits to recruit and retain key employees. For the quarter ended March 31, 1998, other operating expenses totalled $25.3 million, as compared to $21.6 million for the same period in 1997, representing an increase of 17.2%. Such increase was due to an increase in CCC's operating expenses of $3.1 million, which was primarily attributable to product development and customer service expenses necessary to support increased revenues, as well as to efforts to build and upgrade internal systems.

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

LIQUIDITY AND CAPITAL RESOURCES

Total Company (consolidated basis)

During the quarter ended March 31, 1998, the Company's cash and cash equivalent balances increased by $6.0 million (see "Consolidated Interim Statements of Cash Flows (unaudited)" on page 5). The major sources of cash provided were $31.1 million from sales of investments, and net cash provided from operations of $10.1 million. The Company used $28.3 million for the purchase of long-term investments and investment securities

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

(all of which were related to CCC's purchases of Treasury securities) and $7.6 million for the purchase of software and equipment.

Management believes that cash flows from operations, sales of investment securities and available borrowings as discussed separately below under "CCC" will be sufficient to satisfy the Company's capital expenditure and working capital requirements for the foreseeable future.

White River

As of March 31, 1998, the Company had consolidated cash and cash equivalents of $196.5 million, of which $188.7 million relates to balances held by White River, with the remaining $7.8 million related to the operation of CCC, Hanover and JKRE. White River's primary sources of additional cash include sales of investments, interest earned on cash equivalents and dividends earned on investments. There were no cash proceeds generated from the sale of investments during the quarter ended March 31, 1998, as compared to $1.2 million cash generated from the sale of investments during the quarter ended March 31, 1997.

Management believes that available cash and funds generated from sales of investments will be sufficient for White River to satisfy its working capital requirements for the foreseeable future.

CCC

CCC's primary source of cash includes receipts of customer billings, which are generally invoiced monthly in advance for EZEst units and Pathways subscriptions and monthly in arrears for Total Loss and EZNet transactions. During each of the quarters ended March 31, 1998 and March 31, 1997, CCC generated net cash from operating activities of $8.0 million. CCC used $6.1 million and $1.8 million, during the quarters ended March 31, 1998 and March 31, 1997, respectively, excluding noncash capital expenditures, to purchase equipment and software and invested the remaining cash in marketable securities.

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

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

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

The Company is utilizing both internal and external resources to reprogram, or replace, and test software for the year 2000 modifications. The Company anticipates completing the year 2000 project in early 1999. The total cost of the year 2000 project for the Company is not material.

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

Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include competitive pressures, changes in customer preferences, acceptance of new product introductions and other marketing and sales initiatives, legal and regulatory initiatives and conditions in the capital markets. Forward-looking statements made by the Company are based on knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other factors, beyond the control of the Company, actual results may differ from those in the forward-looking statements.

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

          (b)  REPORTS ON FORM 8-K

               On January 7, 1998, White River Corporation issued a press release announcing the election of Gordon S. Macklin to the offices of President and Chief Executive Officer. The information contained in the press release, which is attached as an exhibit to this report, is incorporated herein by reference. (Form 8-K filed January 8, 1998).

               White River Corporation announced on April 7, 1998, the signing of Amendment Number 1 to the Amended and Restated Agreement and Plan of Merger ("Amendment"), dated as of April 6, 1998, by and among Demeter Holdings Corporation, WRC Merger Corp., WRV Merger Corp. White River and White River Ventures, Inc. which amended the Amended and Restated Agreement and Plan of Merger, dated as of December 11, 1997, by and among the parties to the Amendment. (Form 8-K filed on April 20, 1998).

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


       As contemplated by Section 19 of Amendment Number 1 to the Amended and Restated Agreement and Plan of Merger, dated as of April 6, 1998 (the "Amendment"), which amended the Amended and Restated Agreement and Plan of Merger, dated as of December 11, 1997 (the "Merger Agreement"), by and among Demeter Holdings Corporation ("Demeter"), WRC Merger Corp., White River Corporation ("White River"), and White River Ventures, Inc., Patrick M. Byrne, Robert T. Marto, Andrew Delaney, Gordon S. Macklin and Bonnie B. Stewart, each an officer or director of White River, and John
       J. Byrne and an individual who votes certain shares of White River Common Stock (as defined in the Merger Agreement) for the benefit of John J. Byrne, have entered into a voting agreement with Demeter, in substantially the form of Exhibit 1 to the Amendment, pursuant to which such persons have agreed to, among other matters, vote the shares of White River Common Stock that they own and/or vote in favor of the Merger Proposal (as defined in the Merger Agreement). The foregoing persons own and/or vote, in the aggregate, approximately 20% of the White River Common Stock outstanding. (Form 8-K filed April 30, 1998).

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

*2.3 (a) Index of Omitted Exhibits and Schedules; Agreement to Furnish Upon Request (Current Report on Form 8-K dated August 25, 1994, File No. 0-22604 --Exhibit 2.1(a)).

*3.1 Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware (Form 10, File No. 0-22604 --Exhibit 3.1).

*3.2      By-Laws of the Registrant (Form 10, File No. 0-22604 -- Exhibit 3.2).

*4.1 Rights Agreement between the Registrant and First Chicago Trust Company of New York, as Rights Agent (Form 8-A, File No. 0-22604 --
          Exhibit 1).

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


*4.2 Certificate of Designations of Series A, Non-Participating Cumulative Preferred Stock (Form 10, File No. 0-22604 -- Exhibit 4.2).

*4.3 Certificate of Designations of Series B, Participating Cumulative Preferred Stock (Form 10-K for the year ended December 31, 1993, File No. 0-22604 --Exhibit 4.3).

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

 27       Current Financial Data Schedule for quarter ended March 31, 1998.

          * Previously filed as indicated and incorporated herein by reference.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 13, 1998                       White River Corporation



                                         By:    /s/ Gordon S. Macklin
                                                ------------------------------
                                         Name:  Gordon S. Macklin
                                         Title: President and
                                                 Chief Executive Officer


                                         By:    /s/ Michael E.B. Spicer
                                                ------------------------------
                                         Name:  Michael E.B. Spicer
                                         Title: Chief Financial Officer and
                                                 Treasurer

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


 Exhibit                                                          Sequential
 Number                       Exhibit Index                       Page Number
---------      -----------------------------------------       -----------------

     27        Financial Data Schedule