Form 10-K405/A
period 1997-12-31
WHITE RIVER CORP
filed 1998-05-27
CIK 913338

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

                             AMENDMENT NO. 1

                                    TO

                               ----------------

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 0-22604

                            WHITE RIVER CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              93-1011071
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting shares (based on the closing price of those shares listed on the Nasdaq National Market and the consideration received for those shares not listed on a national or regional exchange) held by non-affiliates (as defined in Rule 405) of the registrant as of April 13, 1998, was $240,908,059.

  As of April 13, 1998, 4,874,756 shares of Common Stock with a par value of $0.01 per share were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                    (None)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    WHITE RIVER CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K

                                                  PART I
Item  1.  Business...............................................................................   1
Item  2.  Properties.............................................................................   9
Item  3.  Legal Proceedings......................................................................   9
Item  4.  Submission of Matters to a Vote of Security Holders....................................   9
                                                  PART II
Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters..................  10
Item  6.  Selected Financial Data................................................................  11
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  13
Item  8.  Financial Statements and Supplementary Data............................................  20
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  20
                                                 PART III
Item 10.  Directors and Executive Officers of the Registrant.....................................  20
Item 11.  Executive Compensation.................................................................  22
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  25
Item 13.  Certain Relationships and Related Transactions.........................................  26
                                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  27
Signatures......................................................................................   30

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

  On December 11, 1997, White River announced the signing of a merger agreement under which an affiliate of Harvard Private Capital Group, Inc. (" Harvard Private Capital") would acquire White River for approximately $400 million in cash. Under the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"), among other things, WRC MergerCorp. ("MergerCo") would be merged with and into White River (the "Merger"), and each share of Common Stock, (other than treasury shares held by White River or Dissenting Shares), outstanding at the effective time of the merger ("Effective Time") would be converted into the right to receive approximately $82.02 in cash, without interest and subject to adjustment under certain circumstances as described further in the Merger Agreement. The transaction would be fully financed and would not be subject to a financing condition. The merger price would be subject to adjustment under certain circumstances, and, therefore, the price per share actually received upon consummation of the merger could be greater or less than $82.02. Holders of White River's Series A Preferred Stock would receive the stated value of $1,000 per share plus any accrued and unpaid dividends.

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

  As of December 31, 1997, White River's investments totalled $164.4 million, as compared to a total of $99.1 at December 31, 1996. The increase in 1997 related primarily to an increase of $55.6 million in the carrying values of White River's investment in Cross Timbers Oil Company ("Cross Timbers") common stock and the increase in value associated with the Company's interest in the Richard C. Blum & Associates--NWA Partners, L.P. ("NWA Partners") (see Note 2 to accompanying financial statements), and to CCC's additional net purchase of $21.1 million of U.S. Treasury Bills. The disposition of McFarland Energy Corporation ("McFarland") common stock and the distribution by NWA Partners, as described below, reduced investments by $11.3 million.

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

  CCC's services and products are integrated for use with one another across multiple platforms and are designed for ease of use by the large number of people involved in the automobile claims process on a daily basis. Approximately 66% of CCC's consolidated revenue for 1997 was from the sale of services and products to insurance companies with the remainder sold to collision repair facilities and other customers. Revenues from Total Loss valuation services and EZEst and Pathways Collision Estimating software licensing accounted for 32% and 47%, respectively, of CCC's consolidated 1997 revenue.

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

PRODUCT DEVELOPMENT AND PROGRAMMING

  CCC's ability to maintain and grow its position in the claims industry is dependent upon the expansion of its products and services. Investments in development are therefore critical to obtaining new customers and renewals from existing customers. CCC's product development and programming efforts principally consist of software development, development of enhanced communication protocols and custom user interfaces and applications, and database design and enhancement. The custom interfaces and applications are developed through CCC's Business Solution Group. CCC employs approximately 300 people in its product development organization. This group is comprised of database analysts, software engineers, business systems analysts, product managers and quality assurance employees responsible for client systems, server systems, data warehousing and distribution systems. Product engineering activities focus on improving speed to market of new products, services, and enhancements, adding new business functions without affecting existing services and products, and reducing development costs. CCC uses its class library of objects, knowledge of its clients' workflows and its automated testing tools to deliver quality workflow-oriented solutions to the marketplace quickly. CCC develops products in close collaboration with its clients based on specific needs. CCC's total product development and programming expense was $20.2 million, $17.0 million and $14.9 million for the years ended December 31, 1997 and 1996, and 1995, respectively.

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

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  White River's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol WHRC. The low and high sales prices for shares of Common Stock for each quarter of 1997 and 1996 are set forth below:

                        1997                                    1996
           -------------------------------------   ---------------------------------
            FIRST    SECOND     THIRD    FOURTH     FIRST  SECOND   THIRD    FOURTH
           QUARTER   QUARTER   QUARTER   QUARTER   QUARTER QUARTER QUARTER   QUARTER
           -------   -------   -------   -------   ------- ------- -------   -------
Low.......  $54 1/2   $61 1/2   $59 1/2   $65 1/8  $36 1/2 $37 1/4  $44 1/2    $52
High......  $69       $73       $84       $81      $38 3/4 $46 7/8  $65        $65

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

ITEM 6. SELECTED FINANCIAL DATA.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

  Selected consolidated statement of operations data for the years ended December 31, 1997, 1996, 1995 and 1994, and for the period from September 24, 1993, through December 31, 1993, follows:

                                 1997     1996   1995(A)   1994(B)     1993(C)
                               -------- -------- --------  --------    -------
                                 IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
Revenues.....................  $179,910 $145,398 $123,795  $ 62,539    $ 1,843
Operating expenses...........   174,355  138,559  127,210    87,263(d)   1,688
                               -------- -------- --------  --------    -------
Operating income (loss)......     5,555    6,839   (3,415)  (24,724)       155
Net investment gains
 (losses)....................    27,492   16,150   36,255    49,678     (8,501)
Interest expense.............       171    2,562    8,936     6,464        823
Minority interest............    10,065      971      --        --         --
                               -------- -------- --------  --------    -------
Pretax income (loss).........    22,811   19,456   23,904    18,490     (9,169)
Income tax expense
 (benefit)...................    15,610   14,306    7,909    (8,580)       --
                               -------- -------- --------  --------    -------
Income (loss) before
 extraordinary item..........     7,201    5,150   15,995    27,070     (9,169)
Extraordinary loss on early
 retirement of debt, net of
 tax.........................       --       678      --        --         --
                               -------- -------- --------  --------    -------
Net income (loss)............     7,201    4,472   15,995    27,070     (9,169)
Dividends and accretion on
 redeemable preferred stock..       473      727      585       530         88
                               -------- -------- --------  --------    -------
Net income (loss) applicable
 to common stock.............  $  6,728 $  3,745 $ 15,410  $ 26,540    $(9,257)
                               ======== ======== ========  ========    =======
Earnings (loss) per common
 share:
Basic:
  Income (loss) before
   extraordinary item........  $   1.38 $   0.91 $   2.94  $   4.47    $ (1.45)
  Net income (loss)..........  $   1.38 $   0.77 $   2.94  $   4.47    $ (1.45)
Diluted:
  Income (loss) before
   extraordinary item........  $   1.31 $   0.85 $   2.84  $   4.38    $ (1.45)
  Net income (loss)
   applicable to common
   stock.....................  $   1.31 $   0.73 $   2.84  $   4.38    $ (1.45)
Cash dividends declared per
 common share................  $    --  $    --  $    --   $    --     $   --

--------
(a) As discussed in Note 2 to the consolidated financial statements, White River adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective September 30, 1995.
(b) See Note 3 to the consolidated financial statements for a discussion of the acquisition of CCC by White River.
(c) White River commenced operations in its present form on September 24, 1993, concurrent with the Capitalization. See Note 1 to the consolidated financial statements for a discussion of the Capitalization.
(d) Includes write-off of purchased in-process research and development of $27,582.

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION DATA

  Selected consolidated statement of financial condition data as of December 31, 1997, 1996, 1995, 1994 and 1993 follows:

                                      1997     1996   1995(A)  1994(B)    1993
                                    -------- -------- -------- -------- --------
                                       IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
              ASSETS
Cash and cash equivalents.........  $190,515 $188,365 $139,245 $ 94,985 $ 62,349
Investment securities, at market
 value............................   122,688   72,699   48,154   16,400   50,204
Accounts receivable and other
 current assets...................    26,708   15,206   14,482   14,044    7,044
                                    -------- -------- -------- -------- --------
  Total current assets............   339,911  276,270  201,881  125,429  119,597
Investment securities, at market
 value(d).........................    41,434      --       --       --       --
Other investments.................       276   26,420   28,103  129,383  131,835
Goodwill, net.....................    18,754   23,730   34,806   41,000      --
Purchased software and equipment,
 net..............................    18,431   20,478   25,791   36,239      135
Deferred income taxes and other
 assets...........................     8,327    7,614    6,174    9,462      176
                                    -------- -------- -------- -------- --------
  Total assets....................  $427,133 $354,512 $296,755 $341,513 $251,743
                                    ======== ======== ======== ======== ========
           LIABILITIES
Accounts payable, accrued expenses
 and deferred revenues............  $ 29,958 $ 27,043 $ 26,260 $ 18,918 $  5,758
Current portion of contract
 funding..........................       --       123    3,328   10,133      --
Current portion of notes payable
 and other debt...................       111      120    7,660    5,340      --
Redeemable preferred stock........     7,000      --       --       --       --
                                    -------- -------- -------- -------- --------
  Total current liabilities.......    37,069   27,286   37,248   34,391    5,758
Notes payable and other debt......       --       111   27,220   85,753   50,000
Deferred income taxes and other
 liabilities......................    55,441   44,458   30,751   17,981    1,122
                                    -------- -------- -------- -------- --------
  Total liabilities...............    92,510   71,855   95,219  138,125   56,880
                                    -------- -------- -------- -------- --------
Redeemable preferred stock........       189    7,175    8,275    8,162    7,000
                                    -------- -------- -------- -------- --------
Minority interest.................    33,687   18,950      --       --       --
                                    -------- -------- -------- -------- --------
Stockholders' equity(d)...........   300,747  256,532  193,261  195,226  187,863
                                    -------- -------- -------- -------- --------
  Total liabilities, minority
   interest and stockholders'
   equity.........................  $427,133 $354,512 $296,755 $341,513 $251,743
                                    ======== ======== ======== ======== ========
Book value per common and common
 equivalent share(c)..............  $  61.88 $  51.98 $  39.01 $  33.75 $  29.29

--------
(a) As discussed in Note 2 to the consolidated financial statements, White River adopted the provisions of SFAS No. 115, effective September 30, 1995.
(b) See Note 3 to the consolidated financial statements for a discussion of the acquisition of CCC by White River.
(c) The calculation of book value per common and common equivalent share reflects the potentially dilutive effects of White River's outstanding incentive and directors' compensation awards. See Note 2 to the consolidated financial statements.
(d) See Note 2 to the consolidated financial statements for a discussion of the investment in Richard C. Blum & Associates--NWA Partners, L.P.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION--AS OF DECEMBER 31, 1997 AND 1996

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

  As of December 31, 1997, the Company had consolidated cash and cash equivalents of $190.5 million, (which included $2.9 million related to the operations of CCC, Hanover, and JKRE), as compared to $188.4 million as of December 31, 1996. Substantially all of the cash and cash equivalent balances of $187.3 million held by White River as of December 31, 1997, other than those of CCC, Hanover and JKRE, were deposited with several major banking institutions in interest- bearing accounts with maturities of six days or less. As of December 31, 1997, such deposits earned a weighted average interest rate of 5.5% per annum.

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

RESULTS OF OPERATIONS--YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

  White River's proceeds from dispositions of investments totalled $39.0 million, $21.2 million and $118.9 million during the years ended December 31, 1997, 1996 and 1995, respectively. See Item 1 Business--Investment Operations for a discussion of 1997 and 1996 investment dispositions. The 1995 investment dispositions include the transfer of certain securities with a carrying value of $93 million and a fair value of $104 million to Fund American. In conjunction with the transfer of such securities, White River also received an additional $14 million in cash from Fund American. The assets transferred by White River were in satisfaction of the outstanding borrowings under the Credit Agreement. Accordingly, management accounted for the transaction as a retirement of debt with no corresponding gain or loss, and the remaining $11 million was recognized as realized investment gains.

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

  Cross Timbers was organized in 1990 and is engaged in the acquisition and development of producing oil and gas properties and the marketing and transportation of oil and natural gas. Cross Timbers' oil and gas properties are concentrated in major producing basins in Oklahoma, East Texas and the Permian Basin of West Texas and New Mexico. Based upon information available to the Company, White River's holdings represented 13.6% of the total outstanding Cross Timbers common stock as of December 31, 1997. The Cross Timbers common stock held by White River generally is not registered for sale in the open market; however, White River does have limited demand registration rights with regard to such shares. In addition, White River can sell its holdings of Cross Timbers common stock in accordance with the volume restrictions under Rule 144 of the U.S. Securities Act of 1933, as amended. During 1997, such sales totalled 20,000 shares resulting in gross proceeds of $0.6 million.

  The common stock of Cross Timbers is traded on the New York Stock Exchange under the symbol "XTO", and during the 52-week period ended December 31, 1997, its daily closing market price ranged between a high of $28 11/16 and a low of $14 11/16 per share. The closing market price of such shares as of December 31, 1997, was $24 15/16 per share. Such prices were as listed on the New York Stock Exchange during 1997, and do not reflect the stock split noted below. In recognition of White River's demand registration rights with respect to its shares of Cross Timbers common stock, White River began carrying its interest in Cross Timbers at market value effective September 30, 1995, upon the adoption of SFAS No. 115. Accordingly, White River's interest in Cross Timbers was carried at $89.8 million and $60.8 million under the caption investment securities in the accompanying consolidated statement of financial condition as of December 31, 1997 and 1996, respectively.

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

  NWA Partners is a limited partnership formed during 1989 under the laws of the State of California for the purpose of investing in Northwest Airlines Corporation ("Northwest Airlines") equity securities. During December 1993, NWA Partners entered into a stockholders' agreement (the "NWA Stockholders' Agreement") with the participants in the Northwest Airlines leveraged buyout (the "Northwest LBO"), which, among other things, restricted transfer of most of the shares of Northwest Airlines common stock held by the parties to the Northwest LBO until June 1997. Accordingly, the Company considered such investments as restricted in accordance with SFAS No. 115, and carried such investments at adjusted carring value (see Note 2 to the accompanying financial statements) until such time as the restrictions expired (June 1997). Thereafter, the Company accounted for its investment in NWA Partners as an available for sale security. NWA Partners has an original term of ten years, which is extendable at the discretion of the general partner for up to two additional years.

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

OTHER REVENUES--CONSOLIDATED

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

  Other operating expenses decreased by 0.8% to $74.8 million for the year ended December 31, 1996, as compared to $75.4 million for the same period in 1995. The decrease in other operating expenses during the year ended December 31, 1996 is attributable to effective cost containment initiatives and the postponement by CCC of certain operating expenditures that it would have made during the first half of 1996 in the absence of covenants under its previous bank credit facility.

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

LIQUIDITY AND CAPITAL RESOURCES

 Total Company (consolidated basis)

  During the year ended December 31, 1997, the Company's cash and cash equivalent balances increased by $2.2 million (see "Consolidated Statements of Cash Flows" on page F-4 of the accompanying financial statements). The major source of cash provided was $93.1 million from sales of investments, and net income of $7.2 million which was reduced by net investment gains of $27.5 million and increased by non-cash charges relating to depreciation and amortization ($17.2 million), minority interest ($10.1 million) and deferred tax expense ($2.5 million). In addition, the Company's working capital requirements increased cash used by operations primarily due to an increase in other current assets and accounts receivable ($11.5 million) and a reduction in other liabilities ($7.2 million). The Company used $75.2 million for the purchase of investment securities (all of which were related to CCC's rollovers of Treasury securities) and $9.8 million for the purchase of software and equipment.

  During the year ended December 31, 1996, the Company's cash and cash equivalent balances increased by $49.1 million. The major components of cash provided were: $11.8 million provided from operations, $21.1 million from sales of investments, net proceeds of $73.8 million from CCC's IPO in August 1996, and $10.8 million of proceeds from notes payable and other debt. The Company used cash of $46.7 million for principal payments on notes and other debt, $11.0 million for the purchase of investment securities (all of which were related to CCC's rollovers of Treasury securities), and $5.6 million for the purchase of software and equipment.

  During the year ended December 31, 1995, the Company's cash and cash equivalent balances increased by $44.3 million. The major components of cash provided were $10.0 million provided from operations, $30.0 million from sales of investments and $44.0 million of proceeds from notes payable and other debt. The Company used cash of $25.7 million for repurchases of common stock, $11.1 million for principal payments on notes payable and other debt and $3.0 million for the purchase of software and equipment.

  Management believes that cash flows from operations, sales of investment securities, and available borrowings as discussed separately below under "CCC" will be sufficient to satisfy the Company's capital expenditure and working capital requirements for the foreseeable future.

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

  On August 22, 1996, CCC secured a $20.0 million revolving credit facility through a commercial bank. As a result, the balance of deferred financing fees associated with CCC's previous credit facility, which consisted of a term loan and a revolving credit facility, was written off in 1996 as an extraordinary loss, net of income taxes. There have been no borrowings under the current bank credit facility. Indebtedness under the current bank credit facility would bear interest at either of two rates as selected by CCC: the London Inter-Bank Offering Rate plus 1.5% per annum, or the prime rate. Following the offering, CCC's principal liquidity requirements include its operating activities, including product development, and its investments in internal and customer capital equipment.

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

  Any one, or a combination, of these factors could materially affect the results of the Company's operations. These factors include competitive pressures, changes in customer preferences, acceptance of new product introductions and other marketing and sales initiatives, legal and regulatory initiatives and conditions in the capital markets. Forward-looking statements made by the Company are based on knowledge of its business and the environment in which it operates, but because of the factors listed above, as well as other factors--beyond the control of the Company, actual results may differ from those in the forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by this item is contained under "WHITE RIVER CORPORATION AND SUBSIDIARIES--CONSOLIDATED FINANCIAL STATEMENTS" attached hereto as ANNEX I.

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

CLASS II: TERM ENDING 1998

  GORDON S. MACKLIN, age 69, has been Chairman of the White River Board since September 1993. Mr. Macklin was also appointed to the positions of President and Chief Executive Officer effective as of January 6, 1998. Mr. Macklin served as Chairman of Hambrecht & Quist, LLC, a venture capital and investment banking company, from 1987 until 1992. Prior to that, he served as President of the National Association of Securities Dealers, Inc. from 1970 to 1987. Mr. Macklin serves as a trustee, director or managing general partner, as the case may be, of 52 of the investment companies in the Franklin/Templeton Group of Funds. He is a director of CCC, MCI Communications Corporation, MedImmune, Inc., Real 3D Inc. and Spacehab, Inc. He has also served, since 1987, as a director of Fund American.

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

EXECUTIVE OFFICERS

  For biographical information relating to Mr. Macklin, see--"White River Board". Information concerning the other executive officers of White River follows:

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

  To White River's knowledge, based solely on its review of the copies of such reports received by White River, and written representations from certain reporting persons that no other reports were required for those persons, during 1997 all Section 16(a) filing requirements applicable to White River's officers, directors and greater than ten percent stockholders were complied with.

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

                          SUMMARY COMPENSATION TABLE

                                                        LONG TERM
                                  ANNUAL COMPENSATION  COMPENSATION
                                  ------------------- --------------  ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR  SALARY     BONUS   LTIP PAYOUT(A) COMPENSATION
---------------------------  ---- ------------------- -------------- ------------
ROBERT T. MARTO...........   1997 $ 407,452 $ 250,000   $      --     $6,810,230(b)
  Former President and       1996 $ 375,000 $ 250,000   $9,485,280    $  185,476(b)
  Chief Executive
   Officer(d)                1995 $ 375,000 $ 110,000   $      --     $  208,430(b)

MICHAEL E.B. SPICER.......   1997 $ 114,446 $  94,000   $      --     $      --
  Chief Financial Officer,
   Treasurer
  and Corporate
   Secretary(e)

BONNIE B. STEWART.........   1997 $  99,342 $  50,000   $      --     $  345,841(c)
  Former Corporate
   Secretary                 1996 $  90,852 $  50,000   $  583,860    $      --
                             1995 $  85,312 $  22,000   $      --     $      --

BRIAN P. ZWARYCH..........   1997 $  45,390 $     --    $      --     $      --
  Former Chief Financial
   Officer                   1996 $ 145,845 $  70,000   $1,380,000    $      --
  Treasurer(f)               1995 $ 138,846 $  34,000   $      --     $      --

--------
(a) LTIP payouts include amounts for awards originally granted by Fund American. White River assumed the liability for these awards prior to the Distribution. The 1996 LTIP payouts included $7,085,280 and $283,860 for Mr. Marto and Ms. Stewart, respectively, which related to award liabilities assumed from Fund American.
(b) All other compensation includes: (i) a housing allowance of $66,262 and $66,528 paid in 1996 and 1995, respectively, (such housing allowance has been discontinued); (ii) directors' fees of $40,000 received in 1995, from a company in which White River held an equity investment; (iii) deemed contributions under the Deferred Benefit Plan of $138,933, $119,214, and $101,902 for 1997, 1996, and 1995, respectively; and (iv) gross-up incentive payments of $6,671,297 associated with the termination of White River's Retirement Plans in December 1997.
(c) Gross-up incentive payment associated with the termination of White River's Retirement Plans in December 1997.
(d) Mr. Marto's employment terminated with White River effective December
    1997.
(e) Mr. Spicer's employment commenced with White River effective April 1997.
(f) Mr. Zwarych's employment terminated with White River effective April 1997.

LONG-TERM INCENTIVE PLAN--AWARDS IN LAST FISCAL YEAR

                                                   NUMBER OF     PERFORMANCE OR
                                                 SHARES, UNITS    OTHER PERIOD
                                                OR OTHER RIGHTS UNTIL MATURATION
NAME                                                  (#)          OR PAYOUT
----                                            --------------- ----------------
Michael E.B. Spicer............................      5,000         9/96-9/99

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

  Only with respect to a Change of Control, in no event will any Option become exercisable or amounts or Shares be paid, awarded in connection with Performance Units, to the extent that the Company would not be entitled to a deduction for federal income tax purposes in connection with the immediate exercise of such Option or payment of such award by reason of the application of the provisions of Section 280G of the Code; relating to Golden Parachute Payments.

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

MANAGEMENT OF WHITE RIVER

                             NUMBER OF SHARES OF WHITE RIVER COMMON STOCK
                             -------------------------------------------------------
                                          RIGHTS TO
                              SHARES       ACQUIRE                     OWNERSHIP
NAME OF BENEFICIAL OWNER(1)  OWNED(2)     SHARES(3)      TOTAL       PERCENTAGE(4)
---------------------------  -----------  ------------  ------------ ---------------
Patrick M. Byrne(4).....              --            --           --            --
Andrew Delaney..........              500           --           500            (5)
Gordon S. Macklin.......            5,000           --         5,000            (5)
Robert T. Marto.........           16,505       294,432      310,937           6.4%
Bonnie B. Stewart.......            1,178           --         1,178            (5)
Michael E. B. Spicer....              --            --           --            --
Brian P. Zwarych........              --            --           --            --
All current directors
 and executive officers
 as a group.............           23,183       294,432      317,615           6.5%

--------
(1) All current directors and executive officers may be contacted at White River's principal executive office at 2 Gannett Drive, Suite 200, White Plains, NY 10604.
(2) Determined based on the beneficial ownership provisions specified in Rule 13d-3(d)(1) of the Exchange Act. Unless otherwise noted, the indicated beneficial ownership represents sole voting and investment powers.
(3) Represents shares of White River Common Stock deliverable upon exercise of options to purchase shares of White River Common Stock owned by Fund American. Such options expire in 1998 and were issued, concurrent with the purchase and other transfer of selected assets and the assumption of certain liabilities from Fund American, to replace then outstanding employee options to purchase Fund American common stock.
(4) Patrick M. Byrne, has voting power with respect to 15,000 shares of White River Common Stock held in trust for his benefit, but he disclaims any beneficial ownership of such shares of White River Common Stock. In addition, he is the son of John J. Byrne, who is the beneficial owner of 835,112 shares of White River Common Stock, representing 17.1% of the total outstanding shares of White River Common Stock. Patrick M. Byrne disclaims any beneficial ownership of shares of White River Common Stock held by John J. Byrne.
(5) Represents less than 1.0% of the total outstanding shares of White River Common Stock.

CHANGE OF CONTROL

  See "Item 1 Business--the Company" for a discussion of the Merger Agreement.

CERTAIN BENEFICIAL OWNERS

  To the knowledge of White River, as of April 13, 1998, no person or entity beneficially owns more than 5% of the outstanding White River Common Stock, except as follows:

                                                                    OWNERSHIP
NAME AND ADDRESS OF BENEFICIAL OWNER              SHARES OWNED(1) PERCENTAGE(1)
------------------------------------              --------------- -------------
Fund American Enterprises Holdings, Inc.(2)......    1,014,250        20.8%
 80 South Main Street
 Hanover, NH 03755
John J. Byrne(3).................................      835,112        17.1%
 c/o Fund American Enterprises Holdings, Inc.
 80 South Main Street
 Hanover, NH 03755
Robert T. Marto(4)...............................      310,937         6.4%
 Two Gannett Drive, Suite 200
 White Plains, NY 10604

--------
(1) Determined based on the beneficial ownership provisions specified in Rule 13d-3(d)(1) of the Exchange Act.
(2) According to filings made by Fund American with the SEC, Fund American reported that it and John J. Byrne believe that they do not constitute a group with respect to shares of White River Common Stock owned by Fund American. In addition, Fund American disclaims any beneficial ownership of shares of White River Common Stock owned by John J. Byrne. See note (3).
(3) John J. Byrne is the Chairman, and former President and Chief Executive Officer of Fund American. According to a filing made by John J. Byrne with the Commission, he believes that he and Fund American do not constitute a group with respect to shares of White River Common Stock owned by him, and he disclaims any beneficial ownership of shares of White River Common Stock owned by Fund American. John J. Byrne has sole voting and investment power with respect to shares of White River Common Stock for which he claims beneficial ownership. See note (2).
(4) According to a filing made by Mr. Marto with the Commission, the shares of White River Common Stock to which Mr. Marto claims beneficial ownership include options to purchase 294,432 shares of White River Common Stock owned by Fund American. Such options expire in 1998 and were issued, concurrent with the purchase and other transfer of selected assets and the assumption of certain liabilities from Fund American, to replace then outstanding employee options to purchase Fund American common stock.

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

  Incentive Plan. All of the current directors and officers of White River are expected to receive payments under the Incentive Plan. In the event of a "change in control" (as defined in the Incentive Plan), the participant is entitled to the number or amount of award or awards, as the case may be, based on the sole discretion of the Compensation Committee of the White River Board (the "Compensation Committee"). It is expected that the Compensation Committee will fully vest the awards of each of the directors and officers of White River under the Incentive Plan as a result of the change in control and that the participants will be paid their awards in lump sum cash payments as of the Effective Time. Based on an assumed price of $90.67 per share of White River Common Stock, Mr. Marto, Mr. Macklin, Mr. Delaney, Mr. Byrne, Ms. Stewart and Mr. Spicer are expected to receive awards in amounts of $6,346,900, $1,904,070, $634,960, $634,960, $634,960 and $453,350, respectively. Each $1 increase in share price will result in an increase in the amount for each of the above individuals by $70,000, $21,000, $7,000, $7,000, $7,000 and $5,000,
respectively.

INDEMNIFICATION

  In connection with entering into the Merger Agreement the Company has entered into Indemnity Agreements with each of its officers and directors. See
Item 11--"Executive Compensation--Compensation Committee Interlocks and Insider Participation."

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

  Effective November 7, 1997, White River Partners, Inc. purchased from European American Bank the assets of Just Kiddie Rides, Inc., a subsidiary of Childrobics, Inc. (CHLD) for $1.3 million. White River Partners, Inc., will market and manufacture licensed kiddie rides through its new operating company, Just Kiddie Rides Enterprises, Inc., a Delaware corporation. White River Partners is a wholly-owned subsidiary of White River Corporation (WHRC). (Form 8-K filed November 21, 1997).

  Effective October 14, 1997, White River Corporation ("White River") received a $26.3 million distribution on its investment in the Richard C. Blum & Associates--NWA Partners LP ("NWA Partners"), which holds equity securities in Northwest Airlines Corporation ("NWA Corp."). The distribution represented White River's share of proceeds arising primarily from the redemption of NWA Partners' investment in preferred stock of NWA Corp., but also in part due to the sale of 0.7 million shares of NWA Corp. common stock subject to a call option. White River owns a 21.3% interest in NWA Partners, which in turn continues to own approximately 4.7 million shares of NWA Corp. common stock. (Form 8-K filed October 17, 1997).

 (c) Exhibits

  *2.1   Purchase Agreement, dated as of April 15, 1994, among White River
         Ventures, Inc. and Teachers Insurance and Annuity Association of
         America, The Mutual Life Insurance Company of New York, TCW Special
         Placements Fund II, TCW Capital and BankAmerica Capital Investments
         (Current Report on Form 8-K dated April 15, 1994, File No. 0-22604--
         Exhibit 2.1).
  *2.(a) Index of Omitted Schedules; Agreement to Furnish Upon Request (Current
         Report on Form 8-K dated April 15, 1994, File No. 0-22604--Exhibit
         2.1(a)).
  *2.2   Reorganization Agreement, dated as of June 16, 1994, between InfoVest
         Corporation and White River Ventures, Inc. (Current Report on Form 8-K
         dated June 16, 1994, File No. 0-22604--Exhibit 2.1).
  *2.(a) Index of Omitted Schedules; Agreement to Furnish Upon Request (Current
         Report on Form 8-K dated June 16, 1994, File No. 0-22604--Exhibit
         2.1(a)).
  *2.3   Stock and Asset Purchase Agreement, dated as of August 25, 1994, by and among InfoVest Corporation and Credit Card Service Corporation and
         Faneuil, Inc., New Service, Inc. and Faneuil ISG, Inc. (Current Report
         on Form 8-K dated August 25, 1994, File No. 0-22604--Exhibit 2.1).
  *2.(a) Index of Omitted Exhibits and Schedules; Agreement to Furnish Upon
         Request (Current Report on Form 8-K dated August 25, 1994, File No. 0-
         22604--Exhibit 2.1(a)).
  *3.1   Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware (Form 10, File No. 0-
         22604--Exhibit 3.1).
  *3.2   By-Laws of the Registrant (Form 10, File No. 0-22604--Exhibit 3.2).
  *4.1   Rights Agreement between the Registrant and First Chicago Trust
         Company of New York, as Rights Agent (Form 8-A, File No. 0-22604--
         Exhibit 1).
  *4.2   Certificate of Designations of Series A, Non-Participating Cumulative
         Preferred Stock (Form 10, File No. 0-22604--Exhibit 4.2).
  *4.3   Certificate of Designations of Series B, Participating Cumulative
         Preferred Stock (Form 10- K for the year ended December 31, 1993, File
         No. 0-22604--Exhibit 4.3).
  *4.4   White River Common Stock Certificate (Form 10-K for the year ended
         December 31, 1993, File No. 0-22604--Exhibit 4.4).
 *10.1   1993 Incentive Compensation Plan of the Registrant adopted on
         September 24, 1993 (Form 10, File No. 0-22604--Exhibit 10.1).
 *10.2   Voluntary Deferred Compensation Plan of the Registrant adopted on
         September 24, 1993 (Form 10, File No. 0-22604--Exhibit 10.2).
 *10.3   Deferred Benefit Plan of the Registrant adopted on September 24, 1993
         (Form 10, File No. 0-22604--Exhibit 10.3).
 *10.4   Letter Agreement Evidencing Award of Performance Units between the
         Registrant and Andrew Delaney (Form 10-K for the year ended December
         31, 1993, File No. 0-22604--Exhibit 10.4).
 *10.5   Letter Agreement Evidencing Award of Performance Units between the
         Registrant and Gordon S. Macklin (Form 10-K for the year ended
         December 31, 1993, File No. 0-22604--Exhibit 10.5).
 *10.6   Credit Agreement dated as of December 13, 1993, between the Registrant and Fund American Enterprises Holdings, Inc. (Form 10-K for the year ended December 31, 1993, File No. 0-22604--Exhibit 10.6).
 *10.7   Intercompany Services and Expense Sharing Agreement dated as of
         September 24, 1993, between the Registrant and Fund American
         Enterprises Holdings, Inc. (Form 10, File No. 0-22604--Exhibit 10.8).

 *10.8  First Amendment to the Deferred Benefit Plan of the Registrant dated as of December 17, 1993 (Form 10-K for the year ended December 31, 1993,
        File No. 0-22604--Exhibit 10.10).
 *10.9  Stockholders' Agreement, dated as of June 16, 1994, by and among CCC,
        White River Ventures, Inc. and the Inside Stockholders of CCC
        identified on Exhibit A thereto (Current Report on Form 8-K dated June
        16, 1994, File No. 0-22604--Exhibit 10.1).
 *10.10 Regulatory Contingency Agreement, dated as of June 16, 1994, between
        CCC and White River Ventures, Inc. (Current Report on Form 8-K dated
        June 16, 1994, File No. 0-22604--Exhibit 10.2).
 *10.11 Registration Rights Agreement, dated as of May 23, 1995, between the
        Registrant and the Selling Stockholders referred to therein
        (incorporated by reference to Exhibit 10.1 to the Registrant's
        Registration Statement on Form S-3 (File No. 33-93544).
 *21    Subsidiaries of the Registrant
  23.1  Consent of Ernst & Young LLP
  23.2  Consent of Price Waterhouse LLP
  24    Powers of Attorney
  27.1  Current Financial Data Schedule for fiscal year end December 31, 1997.
  27.2  Restated Financial Data Schedule for quarter ended September 30, 1997.
  27.3  Restated Financial Data Schedule for quarter ended June 30, 1997.
  27.4  Restated Financial Data Schedule for quarter ended March 31, 1997.
  27.5  Restated Financial Data Schedule for year ended December 31, 1996.
  27.6  Restated Financial Data Schedule for quarter ended September 30, 1996.
  27.7  Restated Financial Data Schedule for quarter ended June 30, 1996.
  27.8  Restated Financial Data Schedule for quarter ended March 31, 1996.

--------
* Previously filed as indicated and incorporated herein by reference.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          White River Corporation

                                                             *
                                          By: _________________________________
                                              GORDON S. MACKLIN PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

                                          Date: May 22, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                       -------                ----
                  *                    Chairman of the
-------------------------------------   Board, President &       May 22, 1998
          GORDON S. MACKLIN             Chief Executive
                                        Officer

                  *                    Director
-------------------------------------                            May 22, 1998
           ROBERT T. MARTO

                  *                    Director
-------------------------------------                            May 22, 1998
           ANDREW DELANEY

                  *                    Director
-------------------------------------                            May 22, 1998
          PATRICK M. BYRNE

                  *                    Director
-------------------------------------                            May 22, 1998
          BONNIE B. STEWART

       /s/ Michael E.B. Spicer         Chief Financial
-------------------------------------   Officer, (Principal      May 22, 1998
         MICHAEL E.B. SPICER            Accounting Officer)
                                        Treasurer &
                                        Corporate Secretary

*By: /s/ Michael E.B. Spicer
-------------------------------------

  Michael E.B. Spicer, Attorney-in-
  Fact

                    WHITE RIVER CORPORATION AND SUBSIDIARIES

                                    ANNEX I

                       CONSOLIDATED FINANCIAL STATEMENTS

                    WHITE RIVER CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Financial Condition.............................  F-1
Consolidated Statements of Income..........................................  F-2
Consolidated Statements of Stockholders' Equity............................  F-3
Consolidated Statements of Cash Flows......................................  F-4
Notes to Consolidated Financial Statements.................................  F-5
Report on Management's Responsibilities.................................... F-26
Report of Ernst & Young LLP................................................ F-27
Report of Price Waterhouse LLP............................................. F-28

  All financial statement schedules are omitted as they are not applicable or the information required is included in the consolidated financial statements or notes thereto.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
                                                      DOLLARS IN THOUSANDS,
                                                    EXCEPT PER SHARE AMOUNTS
ASSETS
Cash and cash equivalents.........................  $    190,515  $    188,365
Investment securities, at market value (adjusted
 cost: $63,940 and $42,892).......................       122,688        72,699
Accounts receivable, less allowances of $2,661 and
 $1,942...........................................        19,617        10,661
Other current assets..............................         7,091         4,545
                                                    ------------  ------------
  Total current assets............................       339,911       276,270
Investment securities, at market value (adjusted
 cost: $14,855)...................................        41,434           --
Other investments, at adjusted cost (fair value:
 $276 and $39,813)................................           276        26,420
Goodwill, less accumulated amortization of $20,051
 and $14,675......................................        18,754        23,730
Purchased software and equipment, net.............        18,431        20,478
Deferred income tax asset.........................         7,264         6,410
Other assets......................................         1,063         1,204
                                                    ------------  ------------
  Total assets....................................  $    427,133  $    354,512
                                                    ============  ============
LIABILITIES
Accounts payable and accrued expenses.............  $     24,134  $     21,334
Deferred revenues.................................         5,824         5,709
Current portion of contract funding...............           --            123
Current portion of notes payable and other debt...           111           120
Redeemable preferred stock........................         7,000           --
                                                    ------------  ------------
  Total current liabilities.......................        37,069        27,286
Deferred income tax liability.....................        44,676        21,867
Notes payable and other debt......................           --            111
Other liabilities.................................        10,765        22,591
                                                    ------------  ------------
  Total liabilities...............................        92,510        71,855
                                                    ------------  ------------
Redeemable preferred stock........................           189         7,175
                                                    ------------  ------------
Minority interest.................................        33,687        18,950
                                                    ------------  ------------
Stockholders' equity
Series B, Participating Cumulative Preferred
 Stock--par value $1.00 per share; 50,000 shares
 designated; none issued..........................           --            --
Common stock--par value $0.01 per share;
 62,500,000 shares authorized; 6,370,000 shares
 issued...........................................            64            64
Common paid-in surplus............................       250,942       249,546
Retained earnings.................................        43,166        36,438
Net unrealized investment gains, net of tax.......        55,449        19,358
Common stock in treasury, at cost (1,495,244
 shares)..........................................       (48,874)      (48,874)
                                                    ------------  ------------
  Total stockholders' equity......................       300,747       256,532
                                                    ------------  ------------
Total liabilities, redeemable preferred stock,
 minority interest and stockholders' equity.......  $    427,133  $    354,512
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                               YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                            1997         1996         1995
                                        ------------ ------------ ------------
                                        IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
REVENUES
Insurance-related services............  $    159,106 $    130,977 $    115,519
Investment income.....................        11,362        8,984        8,276
Other revenues........................         9,442        5,437          --
                                        ------------ ------------ ------------
    Total revenues....................       179,910      145,398      123,795
                                        ------------ ------------ ------------
OPERATING EXPENSES
Compensation and benefits.............        82,028       63,725       51,781
Other operating expenses..............        92,327       74,834       75,429
                                        ------------ ------------ ------------
    Total operating expenses..........       174,355      138,559      127,210
                                        ------------ ------------ ------------
    Operating income (loss)...........         5,555        6,839       (3,415)
                                        ------------ ------------ ------------
NET INVESTMENT GAINS
Net realized investment gains.........        27,492       16,150       25,037
Change in net unrealized investment
 gains and losses.....................           --           --        11,218
                                        ------------ ------------ ------------
Net investment gains..................        27,492       16,150       36,255
                                        ------------ ------------ ------------
OTHER EXPENSE
Interest expense......................           171        2,562        8,936
Minority interest.....................        10,065          971          --
                                        ------------ ------------ ------------
    Total other expense...............        10,236        3,533        8,936
                                        ------------ ------------ ------------
PRETAX INCOME.........................        22,811       19,456       23,904
Income tax expense....................        15,610       14,306        7,909
                                        ------------ ------------ ------------
Income before extraordinary item......         7,201        5,150       15,995
Extraordinary loss on early retirement
 of debt, net of tax of $437..........           --           678          --
                                        ------------ ------------ ------------
Net income............................         7,201        4,472       15,995
Dividends and accretion on redeemable
 preferred stock......................           473          727          585
                                        ------------ ------------ ------------
Net income applicable to common
 shares...............................  $      6,728 $      3,745 $     15,410
                                        ============ ============ ============
EARNINGS PER COMMON SHARE:
 Basic:
  Income before extraordinary items...  $       1.38 $       0.91 $       2.94
  Net income..........................  $       1.38 $       0.77 $       2.94
 Diluted:
  Income before extraordinary items...  $       1.31 $       0.85 $       2.84
  Net income..........................  $       1.31 $       0.73 $       2.84

  The accompanying notes are an integral part of these consolidated financial statements.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                NET
                                           COMMON            UNREALIZED  COMMON
                                   COMMON PAID-IN  RETAINED  INVESTMENT STOCK IN
                          TOTAL    STOCK  SURPLUS  EARNINGS    GAINS    TREASURY
                         --------  ------ -------- --------  ---------- --------
                                         DOLLARS IN THOUSANDS
Balances as of December
 31, 1994............... $195,226   $64   $199,936 $17,283    $   --    $(22,057)
  Net income............   15,995                   15,995
  Dividends and
   accretion on
   redeemable preferred
   stock................     (585)                    (585)
  Adoption of SFAS No.
   115, effective
   September 30, 1995,
   net of tax...........    2,484                               2,484
  Change in unrealized
   investment gains and
   losses, net of tax...    5,835                               5,835
  Repurchases of 762,410
   shares of Common
   Stock................  (25,694)                                       (25,694)
                         --------   ---   -------- -------    -------   --------
Balances as of December
 31, 1995............... $193,261   $64   $199,936 $32,693    $ 8,319   $(47,751)
  Net income............    4,472                    4,472
  Dividends and
   accretion on
   redeemable preferred
   stock................     (727)                    (727)
  Change in unrealized
   investment gains and
   losses, net of tax...   11,039                              11,039
  Repurchases of 28,165
   shares of Common
   Stock................   (1,123)                                        (1,123)
  Effects of initial
   public offering of
   CCC Common Stock, net
   of tax...............   49,506           49,506
  Other, net............      104              104
                         --------   ---   -------- -------    -------   --------
Balances as of December
 31, 1996............... $256,532   $64   $249,546 $36,438    $19,358   $(48,874)
                         --------   ---   -------- -------    -------   --------
  Net income............    7,201                    7,201
  Dividends and
   accretion on
   redeemable preferred
   stock................     (473)                    (473)
  Change in unrealized
   investment gains and
   losses, net of tax...   36,091                              36,091
  Other, net............    1,396            1,396
                         --------   ---   -------- -------    -------   --------
Balances as of December
 31, 1997............... $300,747   $64   $250,942 $43,166    $55,449   $(48,874)
                         ========   ===   ======== =======    =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                         IN THOUSANDS
Net income......................................  $  7,201  $  4,472  $ 15,995
Adjustments to reconcile net income to net cash
 and cash equivalents provided from (used for)
 operations:
  Net investment gains..........................   (27,492)  (16,150)  (36,255)
  Amortization and depreciation.................    11,823    12,213    14,170
  Repayment of contract funding balances........      (123)   (3,340)  (10,249)
  Deferred income tax expense (benefit).........     2,520    (3,358)    9,002
  Amortization of goodwill......................     5,376     5,186     6,194
  Minority interest.............................    10,065       971       --
  Extraordinary loss on early retirement of
   debt, net of tax.............................       --        678       --
Changes in:
  Other current assets and accounts receivable..   (11,502)     (724)      --
  Accounts payable and accrued expenses.........     2,800       137     6,030
  Other liabilities.............................    (7,154)    9,935     1,990
  Deferred revenues.............................       115       646       --
  Other, net....................................      (490)    1,105     3,117
                                                  --------  --------  --------
Net cash and cash equivalents provided from
 (used for) operations..........................    (6,861)   11,771     9,994
                                                  --------  --------  --------
Cash flows provided from investing activities:
  Proceeds from sales of investments............    93,148    21,106    29,921
  Purchases of investments......................   (75,164)  (11,005)      --
  Purchases of software and equipment...........    (9,776)   (5,568)   (3,003)
  Proceeds from Faneuil Sale, net of expenses...       --        --        500
  Other, net....................................       --        (97)       48
                                                  --------  --------  --------
Net cash and cash equivalents provided from in-
 vesting activities.............................     8,208     4,436    27,466
                                                  --------  --------  --------
Cash flows provided from (used for) financing
 activities:
  Net proceeds from issuance of subsidiary
   stock........................................     1,396    73,795       --
  Proceeds from notes payable and other debt....       --     10,750    44,000
  Payment of equity and debt issue costs........       --     (2,053)      --
  Repurchases of Common Stock...................       --     (1,188)  (25,652)
  Redemption of redeemable preferred stock,
   including accrued dividends..................       --     (1,354)      --
  Principal payments on notes payable and other
   debt.........................................      (120)  (46,740)  (11,101)
  Dividends paid on redeemable preferred stock..      (473)     (473)     (473)
  Other, net....................................       --        176        26
                                                  --------  --------  --------
Net cash and cash equivalents provided from fi-
 nancing activities.............................       803    32,913     6,800
                                                  --------  --------  --------
Net increase in cash and cash equivalents during
 period.........................................     2,150    49,120    44,260
Cash and cash equivalents balance at beginning
 of period......................................   188,365   139,245    94,985
                                                  --------  --------  --------
Cash and cash equivalents balance at end of pe-
 riod...........................................  $190,515  $188,365  $139,245
                                                  ========  ========  ========
Supplemental information:
  Income taxes paid (refunded)..................  $ 10,219  $ 12,690  $   (943)
  Interest paid.................................  $    130  $  2,573  $  7,324
  Non-cash equipment financing..................  $    --   $  1,341  $    888
  Exchanges of investments in settlement of
   notes payable and other debt.................  $    --   $    --   $ 90,000
                                                  ========  ========  ========

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

  On December 11, 1997, White River announced the signing of a merger agreement under which an affiliate of Harvard Private Capital Group, Inc. ("Harvard Private Capital") would acquire White River for approximately $400 million in cash. Under the Merger Agreement, among other things, WRC MergerCorp. ("MergerCo") would be merged with and into White River (the "Merger"), and each share of Common Stock, par value $0.01 per share (the "White River Common Stock") (other than treasury shares held by White River or Dissenting Shares), outstanding at the Effective Time would be converted into the right to receive approximately $82.02 in cash, without interest and subject to adjustment under certain circumstances as described further in the Merger Agreement. The transaction would be fully financed and would not be subject to a financing condition. The merger price would be subject to adjustment under certain circumstances, and,

                   WHITE RIVER CORPORATION AND SUBSIDIARIES therefore, the price per share actually received upon consummation of the merger could be greater or less than $82.02. Holders of White River's Series A Preferred Stock would receive the stated value of $1,000 per share plus any accrued and unpaid dividends.

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

  Investments classified by White River as investment securities include certain common shares, trust units, limited partnership interests and debt securities that are not restricted by contract or governmental statute or

                   WHITE RIVER CORPORATION AND SUBSIDIARIES regulation as to resale and which have established fair market values. Investment securities as of December 31, 1997, include White River's interest in Cross Timbers common stock due to White River's demand registration rights relating to such securities, and White River's interest in NWA Partners, due to the lapsing of restrictions on the investments held by such partnership (prior to the lapsing of such restrictions, the investment was recorded in "other investments"). Prior to September 30, 1995, investment securities were carried at market value and changes in net unrealized gains and losses were included in net income. Effective September 30, 1995, investment securities continue to be carried at market value, however, changes in net unrealized gains and losses are reported net of tax as a separate component of stockholders' equity. During 1997, the restrictions on the sale of the underlying assets (marketable equity securities) in NWA Partners lapsed. Accordingly, at December 31, 1997, the Company has classified its investment in NWA Partners as an available for sale security and has recorded such investment at fair value ($41.4 million), resulting in an unrealized gain (net of tax) of $17.3 million. Prior to June 1997 (lapsing of restrictions), such investment was carried at adjusted cost (see Note 4).

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

  The following is a summary of activity in the allowance for doubtful accounts ($ in millions):

   January 1, 1995....................................................... $ 0.9
     Write-offs..........................................................  (1.7)
     Provision...........................................................   2.3
                                                                          -----
   December 31, 1995.....................................................   1.5
     Write-offs..........................................................  (3.4)
     Provisions..........................................................   3.8
                                                                          -----
   December 31, 1996.....................................................   1.9
     Write-offs..........................................................  (2.7)
     Provisions..........................................................   3.5
                                                                          -----
   December 31, 1997..................................................... $ 2.7
                                                                          =====

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

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

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

  The following table presents the computation of basic and diluted earnings per share:

                                                 1997       1996       1995
                                              ---------- ---------- ----------
   Numerator:
     Net earnings available to common
      shareholders........................... $6,728,000 $3,745,000 15,410,000
   Denominator:
     Denominator for basic earnings per
      share--weighted-average shares.........  4,874,756  4,881,190  5,237,348
   Dilutive effect of performance-based
    compensation.............................    248,353    298,517    191,348
                                              ---------- ---------- ----------
     Denominator for diluted earnings per
      share..................................  5,123,109  5,179,707  5,428,696
                                              ---------- ---------- ----------
   Basic earnings per share.................. $     1.38 $     0.77 $     2.94
                                              ---------- ---------- ----------
   Diluted earnings per share................ $     1.31 $     0.73 $     2.84
                                              ========== ========== ==========

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

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

  White River and CCC executed an agreement dated as of June 16, 1994, pursuant to which CCC agreed to issue to White River 500 shares of CCC Series E Cumulative Redeemable Preferred Stock, stated value $1,000 per share (the "Series E Preferred Stock"), in exchange for 500 shares of Series D Preferred Stock. The issuance

                   WHITE RIVER CORPORATION AND SUBSIDIARIES of the Series E Preferred Stock would occur only in the event that the number of shares of CCC Common Stock owned by White River represented less than a majority of the total issued and outstanding shares of CCC Common Stock. When issued, the Series E Preferred Stock would represent up to a maximum of 51% of the voting power of CCC when combined with the total shares of CCC Common Stock already owned by White River. Immediately following the CCC IPO, White River exchanged 500 shares of Series D Preferred Stock for the Series E Preferred Stock.

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

  As of December 31, 1997, 1,935,603 CCC Stock Options remained outstanding at a weighted average exercise price of $7.11 per option, and a weighted average remaining contractual life of 3.18 years. Based upon

                   WHITE RIVER CORPORATION AND SUBSIDIARIES the number of shares of CCC Common Stock held by White River as of December 31, 1997, if all of the outstanding CCC Stock Options were exercised, White River would own approximately 32% of the then total outstanding shares of CCC Common Stock on a pro forma basis. However, as long as all of the shares of the Series E Preferred Stock are outstanding, White River would continue to have 51% of the vote associated with the total CCC voting stock outstanding.

NOTE 4. INVESTMENTS

  Investment securities as of December 31, 1997 and 1996, consisted of the following:

                                                 1997              1996
                                           ----------------- -----------------
                                           ADJUSTED CARRYING ADJUSTED CARRYING
                                             COST    VALUE     COST    VALUE
                                           -------- -------- -------- --------
                                                      IN THOUSANDS
Cross Timbers Oil Company; common stock... $30,780  $ 89,777 $31,037  $60,803
United States Treasury Bills..............  30,363    30,363   9,058    9,058
Other.....................................   2,797     2,548   2,797    2,838
                                           -------  -------- -------  -------
  Total investment securities--current....  63,940   122,688  42,892   72,699
                                           -------  -------- -------  -------
Richard C. Blum & Associates--NWA
 Partners, L.P.; limited partnership
 interest.................................  14,855    41,434     --       --
                                           -------  -------- -------  -------
  Total investment securities--
   noncurrent.............................  14,855    41,434     --       --
                                           -------  -------- -------  -------
  Total investment securities............. $78,795  $164,122 $42,892  $72,699
                                           =======  ======== =======  =======

  Other investments as of December 31, 1997 and 1996, consisted of the following:

                                                 1997              1996
                                           ----------------- -----------------
                                           ADJUSTED CARRYING ADJUSTED CARRYING
                                             COST    VALUE     COST    VALUE
                                           -------- -------- -------- --------
                                                      IN THOUSANDS
Richard C. Blum & Associates--NWA
 Partners, L.P.; limited partnership
 interest.................................   $--      $--    $21,848  $21,848
McFarland Energy, Inc.; common stock......    --       --      4,295    4,295
Other.....................................    276      276       277      277
                                             ----     ----   -------  -------
  Total other investments.................   $276     $276   $26,420  $26,420
                                             ====     ====   =======  =======

  See Note 2 for a discussion of the investment in Richard C. Blum and Associates--NWA Partners, L.P.

  Investment income for the years ended December 31, 1997, 1996 and 1995, consisted of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                         1997    1996    1995
                                                       -------- ------- -------
                                                             IN THOUSANDS
   Interest income.................................... $ 10,570 $ 8,160 $ 6,814
   Dividend, royalty trust and equity income..........      792     824   1,462
                                                       -------- ------- -------
     Total investment income.......................... $ 11,362 $ 8,984 $ 8,276
                                                       ======== ======= =======

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

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

NOTE 5. PURCHASED SOFTWARE AND EQUIPMENT

  Purchased software and equipment as of December 31, 1997 and 1996, consisted of the following:

                                                               1997      1996
                                                             --------  --------
                                                               IN THOUSANDS
   Purchased software, licenses and databases............... $ 31,052  $ 29,585
   Computer equipment.......................................   27,934    22,866
   Furniture and other equipment............................    5,720     2,889
   Leasehold improvements...................................      620       219
                                                             --------  --------
     Total cost.............................................   65,326    55,559
   Less accumulated depreciation and amortization...........  (46,895)  (35,081)
                                                             --------  --------
     Total purchased software and equipment, net............ $ 18,431  $ 20,478
                                                             ========  ========

  Purchased software, licenses and databases includes software with an original cost of $31.9 million acquired by White River through the acquisition of CCC, as well as software purchased from third-parties and used during development of software products or for other internal operational activities. Accumulated amortization of purchased software, licenses and databases totalled $24.0 million and $17.9 million as of December 31, 1997 and 1996, respectively.

  Computer equipment, net of accumulated depreciation, on lease to customers under operating leases of $2.4 million and $3.6 million, is included in purchased software and equipment as of December 31, 1997 and 1996, respectively. Future minimum lease payments under noncancellable customer leases aggregate approximately $1.0 million in 1998.

  Furniture and other equipment includes equipment under capital leases as follows:

                                                               DECEMBER 31,
                                                             --------------
                                                              1997    1996
                                                             ------  ------
                                                             IN THOUSANDS
   Capital leases........................................... $  574  $  574
   Less accumulated depreciation............................   (474)   (357)
                                                             ------  ------
     Total, net............................................. $  100  $  217
                                                             ======  ======

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses as of December 31, 1997 and 1996, consisted of the following:

                                                                 1997    1996
                                                                ------- -------
                                                                 IN THOUSANDS
   Accounts payable............................................ $ 7,434 $ 6,760
   Accrued compensation........................................   7,479   5,092
   Income taxes payable........................................   2,712   4,097
   Accrued professional fees...................................   2,725   1,484
   Accrued sales tax...........................................   1,237   1,283
   Accrued commissions.........................................   1,521   1,162
   Other.......................................................   1,026   1,456
                                                                ------- -------
     Total accounts payable and accrued expenses............... $24,134 $21,334
                                                                ======= =======

NOTE 7. NOTES PAYABLE AND OTHER DEBT

  Notes payable and other debt as of December 31, 1997 and 1996, consisted of the following:

                                                                  1997    1996
                                                                 ------  ------
                                                                 IN THOUSANDS
   CCC:
     Equipment financing and capital lease obligations.......... $  111  $  231
     CCC term loan..............................................    --      --
     CCC revolving credit facility..............................    --      --
                                                                 ------  ------
       Total....................................................    111     231
   Less current portion of notes payable and other debt.........   (111)   (120)
                                                                 ------  ------
       Total notes payable and other debt....................... $  --   $  111
                                                                 ======  ======

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

CCC

  In August 1996, CCC negotiated a credit facility with a commercial bank to replace its prior bank credit facility (a term loan and revolving credit facility). Upon refinancing of its prior credit facility, CCC wrote off all unamortized deferred financing fees related to its prior bank credit facility and recorded the loss as an

                   WHITE RIVER CORPORATION AND SUBSIDIARIES extraordinary item, net of tax, in its consolidated statement of income. The current bank facility provides CCC with the ability to borrow up to $20 million under a revolving line of credit for general corporate purposes. The interest rate under the current bank facility is the London Interbank Offering Rate plus 1.5% per annum or the prime rate in effect from time to time, as selected by CCC. When borrowings are outstanding, interest payments are made monthly. There were no borrowings under the current bank credit facility during 1997. CCC pays a commitment fee of 0.25% per annum on any unused portion of the current bank credit facility. The current bank credit facility terminates on October 1, 2001.

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

NOTE 8. INCOME TAXES

  White River and CCC file separate consolidated Federal income tax returns. The components of the Company's income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995, follow:

                                                      1997     1996     1995
                                                     -------  -------  -------
                                                          IN THOUSANDS
   Current:
     Federal.......................................  $10,919  $16,629  $  (948)
     State.........................................    2,202    1,034     (121)
     International.................................      (31)       1      (24)
                                                     -------  -------  -------
       Total current income tax expense (benefit)..   13,090   17,664   (1,093)
                                                     -------  -------  -------
   Deferred:
     Federal.......................................    2,641   (2,895)   9,011
     State.........................................     (121)    (463)      (9)
                                                     -------  -------  -------
       Total deferred income tax expense
        (benefit)..................................    2,520   (3,358)   9,002
                                                     -------  -------  -------
       Total income tax expense....................  $15,610  $14,306  $ 7,909
                                                     =======  =======  =======

  During the years ended December 31, 1997 and 1996, the following deferred income tax provisions were recorded directly to stockholders' equity:

                                                                  1997    1996
                                                                 ------- ------
                                                                  IN THOUSANDS
   Change in net unrealized investment gains.................... $19,434 $5,944
   Effects of the CCC IPO....................................... $   --  $4,869
                                                                 ======= ======

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

  A reconciliation of the income tax expense for the years ended December 31, 1997, 1996 and 1995, calculated using the Federal statutory tax rate, to the Company's income tax expense for such periods follows:

                                          YEAR ENDED DECEMBER 31,
                                  --------------------------------------------
                                      1997           1996           1995
                                  -------------  -------------  --------------
                                               IN THOUSANDS
Income tax expense at statutory
 rate............................ $ 7,984  35.0% $ 6,810  35.0% $ 8,366   35.0%
Differences in income taxes re-
 sulting from:
  Net earnings relating to CCC...   5,539  24.3    4,855  25.0    1,140    4.8
  State taxes, net of Federal
   benefit and before valuation
   reserve.......................   1,352   5.9    2,426  12.5      105    0.4
  Amortization of goodwill.......   1,845   8.1    1,815   9.3    2,168    9.1
  Dividends received deduction...    (292) (1.3)    (202) (1.0)    (358)  (1.5)
  Adjustment to tax basis in
   certain investments...........     --    --       --    --    (2,450) (10.3)
  Prior year taxes...............    (804) (3.5)     --    --       --     --
  Other, net.....................     (23) (0.1)    (390) (2.0)     198    0.8
  Change in valuation allowance..       9   --    (1,008) (5.2)  (1,260)  (5.2)
                                  -------  ----  -------  ----  -------  -----
Income tax expense (benefit)..... $15,610  68.4% $14,306  73.6% $ 7,909   33.1%
                                  =======  ====  =======  ====  =======  =====

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

  Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1997 and 1996, measured using the Federal statutory tax rate, are as follows:

                                                          1997      1996
                                                        --------  --------
                                                          IN THOUSANDS
White River:
Deferred income tax assets related to:
  Employee and director compensation accruals.......... $  2,099  $  6,023
  Other................................................      179       140
                                                        --------  --------
    Deferred income tax asset..........................    2,278     6,163
                                                        --------  --------
Deferred income tax liabilities related to:
  Certain investments..................................  (34,121)  (17,442)
  Unrealized gains and undistributed earnings relating
   to CCC..............................................  (10,201)   (6,128)
  Purchased software...................................   (2,420)   (4,248)
  Investment in CCC Preferred Stock....................     (212)     (212)
                                                        --------  --------
    Deferred income tax liability......................  (46,954)  (28,030)
                                                        --------  --------
      Net deferred income tax liability................ $(44,676) $(21,867)
                                                        ========  ========
Deferred income tax assets related to:
CCC:
  Deferred revenue..................................... $  1,993  $  1,893
  Rent.................................................    1,474     1,363
  Depreciation and amortization........................    1,330       997
  Bad debt expense.....................................    1,064       759
  Capital loss carry forward...........................      293       284
  Compensation accruals................................      281       247
  Long-term receivable.................................      143       145
  Lease termination....................................      --         48
  Net operating loss carry forwards....................      --         18
  Other, net...........................................      952       940
  Valuation allowance..................................     (293)     (284)
                                                        --------  --------
    Net deferred income tax asset...................... $  7,237  $  6,410
Other..................................................       27       --
                                                        --------  --------
Net deferred income tax asset.......................... $  7,264  $  6,410
                                                        ========  ========

NOTE 9. RETIREMENT PLANS

  White River has established two non-qualified plans under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), for the purpose of providing deferred compensation benefits for certain management employees. The White River Voluntary Deferred Compensation Plan (the "Deferred Compensation Plan") and the White River Deferred Benefit Plan (together with the Deferred Compensation Plan, the "Retirement Plans") both became effective on December 31, 1993. The Retirement Plans are unfunded and the employees' right to receive future payments thereunder represent an unsecured claim against the general assets of White River. No assets of White River shall in any way be held in trust for, or be subject to, any claim by a participant or his beneficiary under the Retirement Plans. In the event that a change in control, as defined by the Retirement Plans, occurs, the provisions of these plans require the White River Board to cause the creation and funding by White River of a trust with cash payments, shares of Common Stock, or a combination thereof

                   WHITE RIVER CORPORATION AND SUBSIDIARIES sufficient to cover the value of existing plan balances. The assets of such trust shall at all times be subject to the claims of the general creditors of White River. The recorded liabilities related to the Retirement Plans totalled $0.8 million and $12.5 million as of December 31, 1997 and 1996, respectively. The Retirement Plans were terminated effective as of December 30, 1997, pursuant to the Merger Agreement. In connection with the termination of the Retirement Plans, White River made certain payments to plan participants in 1997 totalling $24.7 million, using the available cash resources of White River. Benefit payments under such plans were nominal in 1996.

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

  A summary of Performance Unit award activity follows:

                                                                   NUMBER OF
                                                               PERFORMANCE UNITS
                                                               -----------------
   Outstanding as of December 31, 1994........................      259,526
     Canceled.................................................      (16,532)
                                                                   --------
   Outstanding as of December 31, 1995........................      242,994
     Paid.....................................................     (242,994)
     Awarded..................................................       94,500
                                                                   --------
   Outstanding as of December 31, 1996........................       94,500
     Canceled.................................................      (14,000)
     Awarded..................................................        7,500
                                                                   --------
   Outstanding as of December 31, 1997........................       88,000

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

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

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

NOTE 13. SHAREHOLDERS' RIGHTS PLAN

  On December 14, 1993, the White River Board adopted a shareholders' rights plan (the "Rights Plan") under which rights to purchase Participating Preferred Stock (the "Rights") were issued and attached to shares of Common Stock at the rate of one Right for each share of Common Stock outstanding. Each Right entitles the registered holder under certain circumstances to purchase from White River one one-thousandth ( 1/1000) of a

                   WHITE RIVER CORPORATION AND SUBSIDIARIES share of Participating Preferred Stock at a price of $90, subject to adjustment to prevent dilution. Each share of Participating Preferred Stock is non-redeemable and will be entitled to a minimum preferential quarterly dividend payment of $50 per share, and will be entitled to an aggregate dividend equal to 1,000 times the dividend declared, if any, per share of Common Stock. In addition, holders of Participating Preferred Stock will have the right to elect two additional directors to the White River Board if the equivalent of six full quarterly dividends payable on the Participating Preferred Stock are in default. The terms of the Participating Preferred Stock will be such that each one one-thousandth (1/1000) of a share would be entitled to vote on an equivalent basis with one whole share of Common Stock. The Rights are non-voting and do not participate in dividends.

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

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996, were as follows:

                                                   1997              1996
                                             ----------------- -----------------
                                             CARRYING   FAIR   CARRYING   FAIR
                                              VALUE    VALUE    VALUE    VALUE
                                             -------- -------- -------- --------
                                                        IN THOUSANDS
Financial assets:
  Cash and cash equivalents................. $190,515 $190,515 $188,365 $188,365
  Investment securities -- current..........  122,688  122,688   72,699   72,699
  Accounts receivable, net..................   19,617   19,617   10,661   10,661
  Investment securities--noncurrent.........   41,434   41,434      --       --
  Other investments.........................      276      276   26,420   39,813
  Other financial assets....................      457      457      403      403
                                             -------- -------- -------- --------
Financial liabilities:
  Total notes payable and other debt........ $    111 $    111 $    234 $    234
  Total contract funding....................      --       --       123      123
  Other financial liabilities...............   23,979   23,979   20,513   20,513
  Redeemable preferred stock................    7,189    6,943    7,175    6,948
                                             ======== ======== ======== ========

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

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

                                                                  FUTURE MINIMUM
                                                                  LEASE PAYMENTS
                                                                  --------------
                                                                   IN THOUSANDS
   Payments due in:
     1998........................................................    $ 4,330
     1999........................................................      4,704
     2000........................................................      3,304
     2001........................................................      2,249
     2002........................................................      2,182
     Thereafter..................................................     14,428
                                                                     -------
       Total.....................................................    $31,197
                                                                     =======

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

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

  Under the terms of the investment agreement and at InsurQuote's request, CCC has the opportunity to purchase additional shares of Series C Preferred Stock after January 1, 1999. Furthermore, the investment

                   WHITE RIVER CORPORATION AND SUBSIDIARIES agreement provides that at any time after July 1, 2000 and until as late as July 1, 2010, under certain conditions, CCC has the option to purchase sufficient shares of InsurQuote's common stock at the then fair market value to increase CCC's voting interest to at least 51%. This right may be terminated or be converted to a fixed number of shares subject to a warrant with a strike price equal to 120% of a public offering price, if not exercised earlier in connection with a sale of InsurQuote or on an initial public offering of InsurQuote's common stock. If this right is exercised, Series E Preferred Stock carrying super voting rights will be issued to the Company. The transaction has an "earn out" component measured on June 30, 2000, that may have the effect of decreasing the percentage ownership of the Company or requiring an increasing in the investment by the Company.

NOTE 19. INFORMATION ON BUSINESS SEGMENTS

  Information on business segments as of and for the years ended December 31, 1997, 1996 and 1995, follows:

                                      1997                           1996                           1995
                         ------------------------------ ------------------------------ ------------------------------
                         INSURANCE-                     INSURANCE-                     INSURANCE-
                          RELATED   INVESTMENT CONSOLI-  RELATED   INVESTMENT CONSOLI-  RELATED   INVESTMENT CONSOLI-
                          SERVICES  OPERATIONS  DATED    SERVICES  OPERATIONS  DATED    SERVICES  OPERATIONS  DATED
                         ---------- ---------- -------- ---------- ---------- -------- ---------- ---------- --------
Statement of
 Operations Data:
Revenues...............   $159,106   $ 20,804  $179,910  $130,977   $ 14,421  $145,398  $115,519   $  8,276  $123,795
Operating expenses:
 Compensation and
  benefits and other
  operating expenses...    124,114     33,042   157,156   102,942     18,218   121,160    99,215      7,631   106,846
 Depreciation and
  amortization (a).....     16,932        267    17,199    17,370         29    17,399    20,336         28    20,364
                          --------   --------  --------  --------   --------  --------  --------   --------  --------
 Total operating
  expenses.............   $141,046     33,309   174,355   120,312     18,247   138,559   119,551      7,659   127,210
                          --------   --------  --------  --------   --------  --------  --------   --------  --------
 Operating income
  (loss)...............   $ 18,060   $(12,505) $  5,555  $ 10,665   $ (3,826) $  6,839  $ (4,032)  $    617  $ (3,415)
                          ========   ========  ========  ========   ========  ========  ========   ========  ========
Statement of Financial
 Condition Data:
Identifiable assets
 (b)...................   $ 98,972   $301,582  $400,554  $ 82,895   $271,617  $354,512  $ 84,973   $211,782  $296,755
Capital expenditures...   $  8,051   $  1,725  $  9,776  $  6,909   $    --   $  6,909  $  3,891   $    --   $  3,891

--------
(a) Insurance-related services' depreciation and amortization expense includes amortization of goodwill and purchased software relating to the acquisition of CCC by White River of $10.5 million, $12.1 million and $14.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.
(b) Insurance-related services' identifiable assets include goodwill of $18.5 million, $23.7 million and $34.8 million and purchased software of $6.9 million, $12.1 million and $19.0 million relating to the acquisition of CCC by White River as of December 31, 1997, 1996 and 1995, respectively.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data for 1997 and 1996 is shown in the following table. Such data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for such interim periods.

                                        1997                                1996
                          ----------------------------------  ------------------------------------
                           FIRST    SECOND    THIRD  FOURTH    FIRST     SECOND    THIRD   FOURTH
                          QUARTER   QUARTER  QUARTER QUARTER  QUARTER   QUARTER   QUARTER  QUARTER
                          --------  -------  ------- -------  --------  --------  -------  -------
                                        IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
Revenues................  $ 40,898  $42,799  $45,852 $50,361  $ 33,338  $ 33,892  $38,115  $40,053
Operating expenses......    40,675   38,769   38,518  56,393    31,070    33,765   40,337   33,387
                          --------  -------  ------- -------  --------  --------  -------  -------
 Operating income
  (loss)................       223    4,030    7,334  (6,032)    2,268       127   (2,222)   6,666
                          --------  -------  ------- -------  --------  --------  -------  -------
Net investment gains....       669      505    6,966  19,352       --        996   15,148        6
Interest expense........        37       35       34      65     1,032       950      526       54
Minority interest.......     2,111    2,443    2,532   2,979                         (335)   1,306
                          --------  -------  ------- -------  --------  --------  -------  -------
Pretax income (loss)....    (1,256)   2,057   11,734  10,276     1,236       173   12,735    5,312
Income tax expense......     1,248    2,353    6,179   5,830     2,744     2,869    7,866      827
                          --------  -------  ------- -------  --------  --------  -------  -------
Income (loss) before
 extraordinary item.....    (2,504)    (296)   5,555   4,446    (1,508)   (2,696)   4,869    4,485
Extraordinary loss on
 early retirement of
 debt, net of income
 taxes..................       --       --       --      --        --        --       678      --
                          --------  -------  ------- -------  --------  --------  -------  -------
Net income (loss).......    (2,504)    (296)   5,555   4,446    (1,508)   (2,696)   4,191    4,485
Dividend and accretion
 on redeemable preferred
 stock..................       118      118      118     119       149       147      309      122
                          --------  -------  ------- -------  --------  --------  -------  -------
Net income (loss)
 applicable to common
 stock..................  $ (2,622) $  (414) $ 5,437 $ 4,327  $ (1,657) $ (2,843) $ 3,882  $ 4,363
Earnings (loss) per
 common share:
Basic:
 Income(loss) before
  extraordinary item....  $  (0.54) $ (0.08) $  1.12 $  0.89  $  (0.34) $  (0.58) $  0.94  $  0.90
 Net income (loss)......  $  (0.54) $ (0.08) $  1.12 $  0.89  $  (0.34) $  (0.58) $  0.80  $  0.90
Diluted:
 Income (loss) before
  extraordinary items...  $  (0.54) $ (0.08) $  1.05 $  0.88  $  (0.34) $  (0.58) $  0.88  $  0.84
 Net income (loss)......  $  (0.54) $ (0.08) $  1.05 $  0.88  $  (0.34) $  (0.58) $  0.75  $  0.84
                          ========  =======  ======= =======  ========  ========  =======  =======

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