Form 10-Q/A
period 1998-03-31
WHITE RIVER CORP
filed 1998-05-27
CIK 913338

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

                             AMENDMENT NO. 1

                                    TO

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM    TO

                               ----------------

                        COMMISSION FILE NUMBER: 0-22604

                            WHITE RIVER CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

              DELAWARE                                 93-1011071
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

    TWO GANNETT DRIVE, SUITE 200,                         10604
       WHITE PLAINS, NEW YORK                          (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                               ----------------

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    WHITE RIVER CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
 PART I.  FINANCIAL INFORMATION.....................................       3
 ITEM 1.  FINANCIAL STATEMENTS......................................       3
          Consolidated Interim Statements of Financial Condition,
           March 31, 1998 (Unaudited), and December 31, 1997........       3
          Consolidated Interim Statements of Operations (Unaudited),
           Quarter Ended March 31, 1998, and 1997...................       4
          Consolidated Interim Statements of Cash Flows (Unaudited),
           Quarter Ended March 31, 1998, and 1997...................       5
          Notes to Consolidated Interim Financial Statements
          (Unaudited)...............................................       6
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.......................       7
 PART II. OTHER INFORMATION.........................................      12
 ITEM 1.  LEGAL PROCEEDINGS.........................................      12
 ITEM 2.  CHANGES IN SECURITIES.....................................      12
 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................      12
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......      12
 ITEM 5.  OTHER INFORMATION.........................................      12
 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................      12
 SIGNATURES..........................................................     15

                    WHITE RIVER CORPORATION AND SUBSIDIARIES

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             CONSOLIDATED INTERIM STATEMENTS OF FINANCIAL CONDITION

                                                    MARCH 31, 1998 DEC. 31, 1997
                                                    -------------- -------------
                                                           IN THOUSANDS,
                                                      EXCEPT PER SHARE AMOUNTS
                      ASSETS                         (UNAUDITED)
Cash and cash equivalents.........................   $   196,465     $190,515
Investment securities, at market value (adjusted
 cost: $40,944 and $63,940).......................       118,783      122,688
Accounts receivable, less allowances of $2,769 and
 $2,661...........................................        20,843       19,617
Other current assets..............................         8,112        7,091
                                                     -----------     --------
    Total current assets..........................       344,203      339,911
Investment securities, at market value (adjusted
 cost: $14,855)...................................        52,338       41,434
Long term investment..............................        20,000          --
Goodwill, less accumulated amortization of $21,418
 and $20,051......................................        17,492       18,754
Purchased software and equipment, less accumulated
 amortization and depreciation of $51,458 and
 $46,895..........................................        21,299       18,431
Deferred income tax asset.........................         7,162        7,264
Other assets......................................         1,363        1,339
                                                     -----------     --------
    Total assets..................................   $   463,857     $427,133
                                                     ===========     ========
                   LIABILITIES
Accounts payable and accrued expenses.............   $    25,851     $ 24,134
Deferred revenues.................................         5,810        5,824
Current portion of notes payable and other debt...            80          111
Redeemable preferred stock........................         7,000        7,000
                                                     -----------     --------
    Total current liabilities.....................        38,741       37,069
Deferred income tax liability.....................        54,894       44,676
Other liabilities.................................        11,595       10,765
                                                     -----------     --------
    Total liabilities.............................       105,230       92,510
                                                     -----------     --------
Redeemable preferred stock........................           192          189
                                                     -----------     --------
Minority interest.................................        38,203       33,687
                                                     -----------     --------
Stockholders' equity
  Series B, Participating Cumulative Preferred
   Stock--par value $1.00 per share; 50,000 shares
   designated; none issued........................           --           --
  Common stock--par value $0.01 per share;
   62,500,000 shares authorized; 6,370,000 shares
   issued.........................................            64           64
  Common paid-in surplus..........................       251,760      250,942
Retained earnings.................................        42,336       43,166
Accumulated other comprehensive income, net of
 tax..............................................        74,946       55,449
Common stock in treasury, at cost (1,495,244
 shares)..........................................       (48,874)     (48,874)
                                                     -----------     --------
    Total stockholders' equity....................       320,232      300,747
                                                     -----------     --------
    Total liabilities, redeemable preferred stock,
     minority interest and stockholders' equity...   $   463,857     $427,133
                                                     ===========     ========

   The accompanying notes are an integral part of these consolidated interim financial statements.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         QUARTER ENDED
                                                           MARCH 31,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
                                                         IN THOUSANDS,
                                                   EXCEPT PER SHARE AMOUNTS
Revenues
  Insurance-related services...................... $     44,692  $     36,777
  Investment income...............................        2,868         2,562
Other revenues....................................        3,341         1,559
                                                   ------------  ------------
    Total revenues................................       50,901        40,898
                                                   ------------  ------------
Operating expenses
  Compensation and benefits.......................       20,248        19,103
  Other operating expenses........................       25,291        21,572
                                                   ------------  ------------
    Total operating expenses......................       45,539        40,675
                                                   ------------  ------------
Operating income..................................        5,362           223
                                                   ------------  ------------
Net investment gains..............................          --            669
                                                   ------------  ------------
Other expense
  Interest expense................................           65            37
  Minority interest...............................        2,807         2,111
                                                   ------------  ------------
    Total other expenses..........................        2,872         2,148
                                                   ------------  ------------
Pretax income (loss)..............................        2,490        (1,256)
Income tax expense................................        3,202         1,248
                                                   ------------  ------------
Net (loss)........................................         (712)       (2,504)
Dividends and accretion on redeemable preferred
 stock............................................          118           118
                                                   ------------  ------------
Net loss applicable to Common Shares.............. $       (830) $     (2,622)
                                                   ============  ============
Basic and diluted loss per Common Share........... $      (0.17) $      (0.54)
Weighted average shares used in computing basic
 and diluted loss per Common Share................    4,874,756     4,874,756
                                                   ============  ============


   The accompanying notes are an integral part of these consolidated interim financial statements.

                    WHITE RIVER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      QUARTER ENDED MARCH 31,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
                                                           IN THOUSANDS
Net (loss)..........................................  $      (712) $    (2,504)
Adjustments to reconcile net (loss) to net cash and
 cash equivalents provided from (used for)
 operations:
  Net investment gains..............................          --          (669)
  Amortization and depreciation of purchased
   software and equipment...........................        4,653        2,811
  Amortization of goodwill..........................        1,367        1,317
  Minority interest.................................        2,807        2,111
  Contract funding revenue amortization.............          --           (96)
  Deferred income tax expense (benefit).............         (293)      (2,115)
  Changes in:
    Other current assets and accounts receivable....       (2,247)      (2,090)
    Other liabilities...............................        2,539        4,898
    Deferred revenues...............................          (14)       3,337
    Accounts payable and accrued expenses...........        1,717          893
    Other, net......................................          274         (221)
                                                      -----------  -----------
Net cash and cash equivalents provided from
 operations.........................................       10,091        7,672
                                                      -----------  -----------
Cash flows provided from (used for) investing
 activities:
  Proceeds from sales of investment securities......       31,080        1,207
  Purchase of long term investment..................      (20,000)         --
  Purchases of software and equipment...............       (7,557)      (1,825)
  Purchases of investment securities................       (8,333)        (950)
                                                      -----------  -----------
Net cash and cash equivalents used for investment
 activities.........................................       (4,810)      (1,568)
                                                      -----------  -----------
Cash flows provided from (used for) financing
 activities:
  Proceeds from issuance of subsidiary stock........          818          786
  Principal payments on notes payable and other
   debt.............................................          (31)         (29)
  Dividends paid on redeemable preferred stock......         (118)        (118)
  Other, net........................................          --             5
                                                      -----------  -----------
Net cash and cash equivalents provided from
 financing activities...............................          669          644
                                                      -----------  -----------
Net increase in cash and cash equivalents during
 period.............................................        5,950        6,748
Cash and cash equivalents balance at beginning of
 period.............................................      190,515      188,365
                                                      -----------  -----------
Cash and cash equivalents balance at end of period..  $   196,465  $   195,113
                                                      ===========  ===========
Supplemental information:
  Income taxes paid.................................  $       773  $     1,101
  Interest paid.....................................  $        34  $        17
                                                      ===========  ===========

   The accompanying notes are an integral part of these consolidated interim financial statements.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

  The accompanying consolidated interim financial statements include the accounts of White River Corporation (together with its wholly-owned subsidiaries, unless the context requires otherwise, "White River" or, together with all of its subsidiaries, the "Company") and its subsidiaries, including those of CCC Information Services Group, Inc. ("CCC"). The consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany balances have been eliminated in consolidation. The consolidated interim financial statements include all adjustments (consisting solely of normal recurring adjustments) considered necessary by management to fairly present the financial condition, results of operations and cash flows of the Company. Notwithstanding the foregoing, these consolidated interim financial statements may not be indicative of financial results for the full year or for any other future period. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. Such consolidated interim financial statements should be read in conjunction with White River's 1997 Annual Report to Stockholders on Form 10-K as filed with the Securities and Exchange Commission.

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

  The components of comprehensive income (loss), net of related tax, for the three-month periods ended March 31, 1998 and 1997 are as follows:

                                                     QUARTER ENDED MARCH 31,
                                                     ------------------------
                                                        1998         1997
                                                     -----------  -----------
   Net loss......................................... $      (830) $    (2,622)
   Unrealized gains on available for sale
    securities......................................      19,497         (436)
                                                     -----------  -----------
   Comprehensive income (loss)...................... $    18,667  $    (3,058)
                                                     ===========  ===========

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

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

NOTE 4. SUBSEQUENT EVENT

  White River has entered into an Amended and Restated Agreement and Plan of Merger, dated as of December 11, 1997, as amended by Amendment Number 1 to the Amended and Restated Agreement and Plan of Merger, dated as of April 6, 1998, by and among certain affiliates of Harvard Private Group, Inc. ("Harvard Private Capital"), White River and White River Ventures, Inc., a wholly owned subsidiary of White River (as amended, the "Merger Agreement") pursuant to which, among other things, (i) an affiliate of Harvard Private Capital will merge with and into White River, with White River remaining as the surviving corporation (the "Merger"), (ii) each share of White River common stock, $.01 par value per share (other than treasury shares and shares with respect to which appraisal rights are perfected under the Delaware General Corporation
Law), outstanding at the time of the Merger will be converted into the right to receive approximately $90.67 in cash, without interest and subject to adjustment under certain circumstances as described in the Merger Agreement and (iii) each share of Series A Non-Participating Cumulative Preferred Stock, par value $1.00 per share, will be converted into the right to receive the stated value of $1,000 per share plus any accrued and unpaid dividends until the effective time of the Merger. In addition, White River has agreed to pay Harvard Private Capital a termination fee of $15 million, plus up to $1.5 million in reimbursable expenses, in the event that the Merger Agreement is terminated under certain circumstances.

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

FINANCIAL CONDITION--AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

  Book value per common equivalent share, as defined below, increased $4.12, or 6.7%, to $66.00 at March 31, 1998, from $61.88 at December 31, 1997. Such change reflects an increase of $4.00 per share related to the after tax increase in net unrealized investment gains, which were recorded directly to stockholders' equity as part of Accumulated Other Comprehensive Income.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

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

  Working capital (current assets less current liabilities) increased by $2.7 million to $305.5 million at March 31, 1998 from $302.8 million at December 31, 1997 primarily due to an increase in the Company's balances of cash and cash equivalents of $6.0 million, which was offset by a reduction in the Company's investment securities as a result of the sale of certain of CCC's short-term investments in U.S. Treasury Bills and, as discussed below, the purchase by CCC of a long term investment.

  On February 10, 1998, CCC signed an agreement with InsurQuote Systems, Inc. ("InsurQuote"), a provider of insurance rating information and the software used to manage that information, and invested $20 million to acquire 19.9% of the InsurQuote common stock, a subordinated note from InsurQuote, warrants, and shares of InsurQuote preferred stock. The warrants provide the right to acquire additional shares of InsurQuote common stock and are exercisable by CCC through February 10, 2008, subject to potential early termination provisions. The Series C stock is redeemable in full at the end of five years, or earlier under certain conditions, if not converted prior to that time. Each share of Series C and D preferred stock is initially convertible into one common share at the option of CCC. CCC is accounting for its investment in InsurQuote using the cost method.

  Capital expenditures were $7.6 million for the quarter ended March 31, 1998 compared to $1.8 million during the quarter ended March 31, 1997 primarily due to expansion of CCC's office space as well as expenditures related to CCC's new products.

RESULTS OF OPERATIONS--QUARTERS ENDED MARCH 31, 1998 AND 1997

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

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

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

 Other Revenues--Consolidated

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

LIQUIDITY AND CAPITAL RESOURCES

 Total Company (consolidated basis)

  During the quarter ended March 31, 1998, the Company's cash and cash equivalent balances increased by $6.0 million (see "Consolidated Interim Statements of Cash Flows (unaudited)" on page 5). The major sources of cash provided were $31.1 million from sales of investments, and net cash provided from operations of $10.1 million. The Company used $20.0 million for the purchase of a long-term investment (see below under "CCC"), $8.3 million for the purchase of investment securities and $7.6 million for the purchase of software and equipment.

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

 CCC

  CCC's primary source of cash includes receipts of customer billings, which are generally invoiced monthly in advance for EZEst units and Pathways subscriptions and monthly in arrears for Total Loss and EZNet transactions. During each of the quarters ended March 31, 1998 and March 31, 1997, CCC generated net cash from operating activities of $8.0 million. CCC used $6.1 million and $1.8 million, during the quarters ended March 31, 1998 and March 31, 1997, respectively, excluding noncash capital expenditures, to purchase equipment and software and invested the remaining cash in marketable securities. In addition, CCC invested $20 million in InsurQuote during the quarter ended March 31, 1998, using cash provided from sales of investments.

  Management believes that cash flows from operations and the current credit facility will be sufficient to meet CCC's liquidity needs over the next 12 months. There can be no assurance, however, that CCC will be able to satisfy its liquidity needs in the future without engaging in financing activities beyond those described above.

YEAR 2000 ISSUE

  The year 2000 issue relates to computer system programs which may not properly recognize the change in date years from 1999 to 2000. As a result of this time sensitivity of existing software, any business entity is at risk for possible system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business

                   WHITE RIVER CORPORATION AND SUBSIDIARIES activities. In addition, entities that provide software solutions to their customers must monitor the year 2000 concerns in the applications their software supports.

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

 (c) Exhibits

  *2.1    Purchase Agreement, dated as of April 15, 1994, among White River
          Ventures, Inc. and Teachers Insurance and Annuity Association of
          America, The Mutual Life Insurance Company of New York, TCW Special
          Placements Fund II, TCW Capital and BankAmerica Capital Investments
          (Current Report on Form 8-K dated April 15, 1994, File No. 0-22604--
          Exhibit 2.1).
  *2.1(a) Index of Omitted Schedules; Agreement to Furnish Upon Request
          (Current Report on Form 8-K dated April 15, 1994, File No. 0-22604--
          Exhibit 2.1(a)).
  *2.2    Reorganization Agreement, dated as of June 16, 1994, between InfoVest
          Corporation and White River Ventures, Inc. (Current Report on Form 8-
          K dated June 16, 1994, File No. 0-22604--Exhibit 2.1).
  *2.2(a) Index of Omitted Schedules; Agreement to Furnish Upon Request
          (Current Report on Form 8-K dated June 16, 1994, File No. 0-22604--
          Exhibit 2.1(a)).
  *2.3    Stock and Asset Purchase Agreement, dated as of August 25, 1994, by and among InfoVest Corporation and Credit Card Service Corporation
          and Faneuil, Inc., New Service, Inc. and Faneuil ISG, Inc. (Current
          Report on Form 8-K dated August 25, 1994, File 0-22604--Exhibit 2.1).
  *2.3(a) Index of Omitted Exhibits and Schedules; Agreement to Furnish Upon
          Request (Current Report on Form 8-K dated August 25, 1994, File No.
          0-22604--Exhibit 2.1(a)).
  *3.1    Restated Certificate of Incorporation of the Registrant as filed with the Secretary of State of the State of Delaware (Form 10, File No. 0-
          22604--Exhibit 3.1).
  *3.2    By-Laws of the Registrant (Form 10, File No. 0-22604--Exhibit 3.2).
  *4.1    Rights Agreement between the Registrant and First Chicago Trust
          Company of New York, as Rights Agent (Form 8-A, File No. 0-22604--
          Exhibit 1).
  *4.2    Certificate of Designations of Series A, Non-Participating Cumulative
          Preferred Stock (Form 10, File No. 0-22604--Exhibit 4.2).
  *4.3    Certificate of Designations of Series B, Participating Cumulative
          Preferred Stock (Form 10-K for the year ended December 31, 1993, File
          No. 0-22604--Exhibit 4.3).
  *4.4    White River Common Stock Certificate (Form 10-K for the year ended
          December 31, 1993, File No. 0-22604--Exhibit 4.4).
 *10.1    1993 Incentive Compensation Plan of the Registrant adopted on
          September 24, 1993 (Form 10, File No. 0-22604--Exhibit 10.1).
 *10.2    Voluntary Deferred Compensation Plan of the Registrant adopted on
          September 24, 1993 (Form 10, File No. 0-22604--Exhibit 10.2).
 *10.3    Deferred Benefit Plan of the Registrant adopted on September 24, 1993
          (Form 10, File No. 0-22604--Exhibit 10.3).
 *10.4    Letter Agreement Evidencing Award of Performance Units between the
          Registrant and Andrew Delaney (Form 10-K for the year ended December
          31, 1993, File No. 0-22604--Exhibit 10.4).
 *10.5    Letter Agreement Evidencing Award of Performance Units between the
          Registrant and Gordon S. Macklin (Form 10-K for the year ended
          December 31, 1993, File No. 0-22604--Exhibit 10.5).
 *10.6    Credit Agreement dated as of December 13, 1993, between the
          Registrant and Fund American Enterprises Holdings, Inc. (Form 10-K
          for the year ended December 31, 1993, File No. 0-22604--Exhibit
          10.6).

 *10.7  Intercompany Services and Expense Sharing Agreement dated as of
        September 24, 1993, between the Registrant and Fund American
        Enterprises Holdings, Inc. (Form 10, File No. 0-22604--Exhibit 10.8).
 *10.8  First Amendment to the Deferred Benefit Plan of the Registrant dated as of December 17, 1993 (Form 10-K for the year ended December 31, 1993,
        File No. 0-22604--Exhibit 10.10).
 *10.9  Stockholders' Agreement, dated as of June 16, 1994, by and among CCC,
        White River Ventures, Inc. and the Inside Stockholders of CCC
        identified on Exhibit A thereto (Current Report on Form 8-K dated June
        16, 1994, File No. 0-22604-- Exhibit 10.1).
 *10.10 Regulatory Contingency Agreement, dated as of June 16, 1994, between
        CCC and White River Ventures, Inc. (Current Report on Form 8-K dated
        June 16, 1994, File No. 0-22604--Exhibit 10.2).
 *10.11 Registration Rights Agreement, dated as of May 23, 1995, between the
        Registrant and the Selling Stockholders referred to therein
        (incorporated by reference to Exhibit 10.1 to the Registrant's
        Registration Statement on Form S-3 (File No. 33-93544).
 27     Current Financial Data Schedule for quarter ended March 31, 1998.

--------
* Previously filed as indicated and incorporated herein by reference.

                   WHITE RIVER CORPORATION AND SUBSIDIARIES

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

 Date: May 22, 1998

                                          White River Corporation

                                                   /s/ Gordon S. Macklin
                                          By: _________________________________
                                             Name: Gordon S. Macklin
                                            Title: President and Chief
                                            Executive Officer

                                                  /s/ Michael E.B. Spicer
                                          By: _________________________________
                                             Name: Michael E.B. Spicer

                                             Title: Chief Financial Officer
                                              (Principal Accounting Officer),
                                              Treasurer and

                                                   Corporate Secretary

                   WHITE RIVER CORPORATION AND SUBSIDIARIES


 Exhibit                                                          Sequential
 Number                       Exhibit Index                       Page Number
---------      -----------------------------------------       -----------------

     27        Financial Data Schedule